Form 10-Q
period 2009-06-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2009-08-12
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-53626

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

(Exact name of registrant as specified in its charter)

Georgia	20-3192853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 31, 2009, there were 51,854 shares of investor member interests outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to members, and maintain the value of our real estate properties, may be significantly hindered.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

We have utilized debt financing from third parties to acquire properties. Thus, our cash from operations will be needed to make debt service payments and, as a result, cash available for distributions or for engaging in value-enhancing strategies will be reduced. Further, two of our properties serve as collateral for such loans. If we are unable to make any loan payments and are found to be in default under the terms of such loans, the lender could foreclose on any such properties and seek to obtain a judgment against us for any amount still owing to the lender under such loans after the foreclosure and sale by the lender of such properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

•

The recent constriction in the U.S. credit markets could impact our ability to refinance our existing debt and the terms that we are able to achieve in doing so. A decline in our borrowing capacity could negatively impact our ability to offer allowances or other concessions to prospective tenants at prevailing market rates as we seek to lease currently vacant space and/or to renew existing leases.

•

Real estate investments are subject to general downturns in the economy as well as downturns in specific geographic areas. We cannot predict what the occupancy level will be in a particular building or that any tenant will remain solvent. We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•

The management and other key personnel of our manager, whose services are essential to Wells VAF I, will face a conflict in allocating their time and other resources between Wells VAF I and the other Wells real estate programs and activities in which they are involved. Failure of our manager to devote sufficient time or resources to our operations could result in reduced returns to our members.

•	We will pay certain prescribed fees to our manager and its affiliates regardless of the quality of services provided.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Form 10 as filed with the SEC on July 23, 2009, which includes such information for the year ended December 31, 2008. Wells VAF I’s results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2009	December 31, 2008
REAL ESTATE, AT COST:
Land	$9,597,022	$9,597,022
Building and improvements, less accumulated depreciation of $2,182,551 and $1,514,539 as of June 30, 2009 and December 31, 2008, respectively	44,183,854	44,728,618
Intangible lease assets, less accumulated amortization of $4,867,483 and $7,127,384 as of June 30, 2009 and December 31, 2008, respectively	3,417,864	4,495,336
Construction in progress	39,320	0

Total real estate assets	57,238,060	58,820,976

Cash and cash equivalents	3,717,036	1,104,340
Tenant receivables	241,878	185,082
Deferred financing costs, less accumulated amortization of $0 and $308,641 as of June 30, 2009 and December 31, 2008, respectively	24,535	121,293
Intangible lease origination costs, less accumulated amortization of $2,051,809 and $1,798,795 as of June 30, 2009 and December 31, 2008, respectively	2,272,415	2,713,817
Deferred leasing costs, less accumulated amortization of $123,068 and $55,940 as of June 30, 2009 and December 31, 2008, respectively	1,700,599	1,487,998
Other assets	114,045	154,161

Total assets	$65,308,568	$64,587,667

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Line of credit	$23,500,000	$21,400,000
Accounts payable, accrued expenses and accrued capital expenditures	766,651	468,158
Due to affiliates	24,042	30,878
Deferred income	449,153	550,897
Intangible lease liabilities, less accumulated amortization of $345,826 and $276,471 as of June 30, 2009 and December 31, 2008, respectively	348,252	417,607

Total liabilities	25,088,098	22,867,540

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	40,220,470	41,720,127

Total liabilities and members’ capital	$65,308,568	$64,587,667

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental income	$1,369,133	$1,507,905	$2,712,569	$3,011,294
Tenant reimbursements	335,365	185,073	719,726	281,779
Bad debt recoveries	0	0	0	18,236

Total revenues	1,704,498	1,692,978	3,432,295	3,311,309

EXPENSES:
Property operating costs	743,639	574,297	1,574,722	1,093,075
Asset and property management fees:
Related-party	129,619	93,840	259,238	187,591
Other	26,504	21,172	60,058	43,055
Depreciation	334,674	195,776	668,012	388,767
Amortization	699,794	1,021,754	1,518,099	2,043,507
General and administrative expenses	197,193	128,535	436,360	264,199

Total expenses	2,131,423	2,035,374	4,516,489	4,020,194

REAL ESTATE OPERATING LOSS	(426,925)	(342,396)	(1,084,194)	(708,885)

OTHER INCOME (EXPENSE):
Interest and other income	0	4,095	0	9,526
Interest expense	(212,346)	(145,298)	(415,463)	(337,982)

TOTAL OTHER INCOME (EXPENSE)	(212,346)	(141,203)	(415,463)	(328,456)

NET LOSS	$(639,271)	$(483,599)	$(1,499,657)	$(1,037,341)

NET LOSS PER WEIGHTED-AVERAGE SHARE OF MEMBERS’ INTERESTS	$(12.33)	$(10.86)	$(28.92)	$(23.89)

WEIGHTED-AVERAGE SHARES OF MEMBERS’ INTERESTS OUTSTANDING	51,854	44,540	51,854	43,429

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2007	$959,727	41,085	$33,044,294	$34,004,021

Investor members’ contributions	0	10,769	10,769,065	10,769,065
Commissions and discounts on sale of investor members’ interests and related dealer-manager fees	0	0	(592,298)	(592,298)
Other offering costs	0	0	(53,845)	(53,845)
Net loss	0	0	(2,406,816)	(2,406,816)

Members’ Capital as of December 31, 2008	959,727	51,854	40,760,400	41,720,127

Net loss	0	0	(1,499,657)	(1,499,657)

Members’ Capital as of June 30, 2009	$959,727	51,854	$39,260,743	$40,220,470

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,499,657)	$(1,037,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	668,012	388,767
Amortization of deferred financing costs	121,293	66,121
Other amortization	1,516,647	2,159,369
Changes in assets and liabilities:
Increase in tenant receivables, net	(56,796)	(74,821)
Decrease in other assets, net	40,116	64,215
Increase (decrease) in accounts payable and accrued expenses	181,421	(102,062)
(Decrease) increase in due to affiliates	(6,836)	2,710
Decrease in deferred income	(101,744)	(235,753)

Net cash provided by operating activities	862,456	1,231,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(230,479)	(104,156)
Acquisition fees paid to affiliate	0	(97,664)
Payment of deferred leasing costs	(94,746)	0

Net cash used in investing activities	(325,225)	(201,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(24,535)	(43,810)
Proceeds from line of credit	2,500,000	0
Repayments of line of credit	(400,000)	(3,700,000)
Investor members’ contributions	0	4,849,890
Sales commissions and dealer-manager fees paid	0	(235,270)
Other offering costs paid	0	(24,416)
Distributions paid	0	(999,807)

Net cash provided by (used in) financing activities	2,075,465	(153,413)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,612,696	875,972

CASH AND CASH EQUIVALENTS, beginning of period	1,104,340	2,206,534

CASH AND CASH EQUIVALENTS, end of period	$3,717,036	$3,082,506

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$195,592	$8,962

Deferred project costs applied to real estate assets	$0	$86,019

Discounts applied to investor members’ contributions	$0	$33,305

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I”) was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. While Wells VAF I believes that it can complete its leasing efforts and sell the assets in its portfolio within the projected fund life of four to eight years after commencement of its private placement offering, Wells VAF I does acknowledge that the current economic recession and its impact on office market conditions may require that it hold individual assets longer than originally projected in order to achieve the best disposition pricing for the investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a certificate of termination.

Wells Management Company, Inc. (“Wells Management”) is the sponsoring member of Wells VAF I and has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I pursuant to an operating agreement. Wells Management has contributed $1,000,000 to Wells VAF I for a subordinated interest therein. Wells Investment Management Company, Inc. (“WIM”), a wholly owned subsidiary of Wells Management, has been appointed by Wells Management to serve as the manager of Wells VAF I. In addition, Wells VAF I and WIM have entered into an agreement (the “Advisory Agreement”), under which WIM performs certain key functions on behalf of Wells VAF I, including, but not limited to, the investment of capital proceeds and management of day-to-day operations. Wells VAF I executed a dealer-manager agreement with Wells Investment Securities, Inc. (“WIS”) whereby WIS performed the dealer-manager function for Wells VAF I during its private placement offering.

On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act. Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000; Wells VAF I received net offering proceeds of approximately $47,706,000. All equity proceeds raised from the sale of investor member interests have been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.

Wells VAF I’s investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions.

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of June 30, 2009
1. Nathan Lane Building (Acquired September 20, 2006) A five-story office building located in Plymouth, Minnesota	100%

2. Park Lane Building (Acquired January 5, 2007) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	100%

3. Commerce Street Building (Acquired December 14, 2007) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	76%

4. Parkway at Oak Hill Buildings (Acquired October 15, 2008) Two separate two-story office buildings located in Austin, Texas	15%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of WIM, Wells VAF I’s manager, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. For further information, refer to the financial statements and footnotes for the year ended December 31, 2008 included in Wells VAF I’s Form 10 as filed with the SEC on July 23, 2009. Wells VAF I has evaluated subsequent events occurring during the period from July 1, 2009 through August 12, 2009, the date of filing with the SEC.

Fair Value Measurements

Wells VAF I estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which became effective for financial assets and liabilities on January 1, 2008 and for non-financial and nonrecurring assets and liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, SFAS 157 provides the following fair value technique parameters and hierarchy, depending upon availability:

Level 1 – Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market. Such assets or liabilities are valued based on the best available data, some of which may be internally developed. Significant assumptions may include risk premiums that a market participant would consider.

As of June 30, 2009 and December 31, 2008, the carrying value of the Bank of America Line of Credit (see Note 3 where defined) approximated its fair value. In connection with negotiating the amended terms of the

Bank of America Line of Credit for amendments executed on June 30, 2009 and November 21, 2008, Wells VAF I ensured that the amended contractual terms of this facility were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the Bank of America Line of Credit.

Income Taxes

Wells VAF I is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The members are required to include their respective shares of profits and losses in their individual income tax returns, regardless of whether any cash distributions are made during the respective period.

Allocation of Profits and Losses

Wells VAF I allocates profits or losses for each allocation period to the investor members in proportion to their respective percentage interests in an amount not to create a deficit capital balance.

Distribution of Net Cash Flow

Net cash flow, as defined in the operating agreement, is distributed to the members in the order and priority that follows:

•	First, to pay the following returns on capital:

•	First, to the investor members up to a 10% per annum compounded return on their capital contributions during the offering period;

•

Second, to the investor members in proportion to their percentage interests, as defined, until each investor member receives a 10% per annum compounded return on their capital contributions for the period following the offering period;

•	Third, to Wells Management up to a 10% per annum compounded return on its capital;

•	Second, to the investor members in proportion to their percentage interests until each investor member has received $1,000 per share;

•	Third, to Wells Management until it has received its capital contributions; and

•	Fourth,

•

To Wells Management in the amount of 20% of all distributable proceeds, less any disposition fees previously paid to Wells Management, of which Wells Management has agreed to pay up to 50% of any such amount received to broker/dealers who participated in its private placement offering; and

•	The remainder to the investor members in accordance with their percentage interests.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on Wells VAF I’s financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Wells VAF I expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

3.	LINE OF CREDIT

Wells VAF I is party to a $25.0 million collateralized revolving credit facility with Bank of America National Association, which had an outstanding balance of $23.5 million as of June 30, 2009 and matures on September 30, 2009 (the “Bank of America Line of Credit”). On June 30, 2009, we entered into a Second Consolidated Amendatory Agreement with Bank of America National Association, which extended the maturity date of the Bank of America Line of Credit from June 30, 2009 to September 30, 2009. In connection with the extension of the maturity date, Wells VAF I agreed to an increase in the borrowing rate from one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 2.25%, to one-month LIBOR, plus a margin of 4.50%. From June 2006 through November 2008, the Bank of America Line of Credit incurred interest at a rate of LIBOR plus a margin ranging from 1.10% to 1.60%, dependent upon Wells VAF I’s ratio of debt to total asset value. Wells VAF I incurs unused fees on the amount by which the maximum capacity under the Bank of America Line of Credit exceeds actual borrowings or pledges at a rate of either 0.125% or 0.200%, depending upon the percentage of actual borrowings compared to maximum capacity. Unused fees are recorded as interest expense. The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Line of Credit.

Negotiations for financing to replace the Bank of America Line of Credit are under way with prospective lenders. Wells VAF I is currently pursuing alternative financing options, including a secured credit facility collateralized by the properties in the Wells VAF I portfolio and individual property-specific mortgage loans. Wells VAF I believes that it will be able to secure financing to meet its debt obligations at current-market terms, which terms would likely be less favorable than those under the Bank of America Line of Credit. However, Wells VAF I acknowledges that the U.S. credit markets remain volatile and, as such, it can make no assurances that replacement financing will be available at terms favorable or desirable to it.

As of June 30, 2009 and December 31, 2008, the availability on the Bank of America Line of Credit was $1.5 million and $3.6 million, respectively. During the period ended June 30, 2009 and 2008, the Bank of America Line of Credit incurred interest at a rate of approximately 2.6% and 3.7%, respectively, per annum. Wells VAF I paid cash for interest expense of approximately $152,000 and $111,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $294,000 and $272,000 during the six months ended June 30, 2009 and 2008, respectively. During the periods presented, Wells VAF I did not capitalize interest expense.

4.	MEMBERS’ EQUITY

Sponsoring Member Interest

On September 27, 2005, Wells VAF I received a $1,000,000 contribution from Wells Management. During the start-up period, proceeds from this contribution were held as working capital and used primarily to fund initial operating costs. Following the start-up period, the residual proceeds were distributed to investor members. Wells Management has a subordinated interest to investor members in earnings allocations and distributions from Wells VAF I.

Investor Member Interests

Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. The offering was terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests. Investor members have a priority interest over the sponsoring member in earnings allocations and distributions from Wells VAF I.

5.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Wells VAF I may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm’s length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.

Under the terms of the Advisory Agreement and Wells VAF I’s private placement memorandum, Wells VAF I incurs the following fees and reimbursements payable to WIM:

•

During Wells VAF I’s private placement offering of investor member interests, Wells VAF I reimbursed WIM for organization and offering costs paid on its behalf equal to 0.5% of gross offering proceeds raised under the offering. Organization and offering costs were incurred by WIM on behalf of Wells VAF I and are not a direct liability of Wells VAF I. Such costs included legal and accounting fees, printing costs, and other offering expenses, and specifically excluded sales or underwriting commissions. When incurred by Wells VAF I, organization costs were expensed and offering costs were recorded as charges to members’ capital.

•

During Wells VAF I’s private placement offering of investor member interests, Wells VAF I paid WIM acquisition fees in an amount equal to 2.0% of gross offering proceeds raised under the offering. These acquisition fees serve as compensation for services WIM renders in connection with the investigation, selection, and acquisition of properties. Wells VAF I paid the acquisition fees upon its receipt of gross offering proceeds from the sale of shares, however WIM is obligated to reimburse Wells VAF I for any unearned acquisition fees upon termination of the Advisory Agreement. Wells VAF I may also reimburse WIM for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

•

Monthly asset management fees equal to one-twelfth of 0.75% of the gross value of Wells VAF I’s real estate assets, as determined and approved in good faith and consistent with applicable fiduciary duties by the investment committee of Wells VAF I. Any portion of the asset management fee may be deferred upon WIM’s request and paid in a subsequent month or year.

•

Reimbursement for all costs and expenses WIM incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of WIM’s employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. WIM allocates its reimbursable costs of providing these services among Wells VAF I and the various affiliated public real estate investment programs based on time spent on each entity by individual personnel.

•	For any property sold by Wells VAF I, a disposition fee equal to 0.25% of the sales price, if WIM provides a substantial amount of services in connection with the sale.

Dealer-Manager Agreement

Wells VAF I executed a dealer-manager agreement with WIS on September 15, 2005, whereby WIS performed the dealer-manager function for Wells VAF I in its private placement offering. For these services, Wells VAF I incurred sales commissions and dealer-manager fees on the gross offering proceeds raised from the sale of shares of investor member interests of up to 4.0% and 1.5%, respectively, at the time the shares were sold. Under the dealer-manager agreement, a portion of dealer-manger fees, in an aggregate amount of up to 0.75% of gross offering proceeds, was re-allowed to participating broker/dealers as marketing fees. The dealer-manager agreement terminated on September 15, 2008, upon completion of Wells VAF I’s offering; however, certain provisions, including those regarding indemnification, survive termination.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three and the six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Asset management fees (1)	$129,619	$93,840	$259,238	$187,591
Administrative reimbursements (1)	66,472	72,650	133,547	140,768
Commissions, net of discounts (2)(3)	0	89,468	0	162,232
Acquisition fees (4)	0	58,859	0	97,664
Dealer-manager fees, net of discounts (2)(5)	0	44,144	0	73,039
Other offering costs (2)(6)	0	14,715	0	24,416

Total	$196,091	$373,676	$392,785	$685,710

(1)	Asset management fees and administrative reimbursements are expensed as incurred.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against members’ equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers.

(4)

Acquisition fees were capitalized as deferred project costs when incurred and allocated to properties upon funding acquisitions, or repaying debt used to finance property acquisitions, with investor member proceeds. Pursuant to SFAS No. 141(R) Business Combinations, any future fees or expenses will be expensed as incurred effective January 1, 2009.

(5)

For the three months ended June 30, 2009 and 2008, approximately $0 and $17,656, respectively, was re-allowed to participating broker/dealers as marketing fees. For the six months ended June 30, 2009 and 2008, approximately $0 and $32,710, respectively, was re-allowed to participating broker/dealers as marketing fees.

(6)

As of June 30, 2009, WIM had incurred cumulative organizational and offering expenses on behalf of Wells VAF I of approximately $728,000, of which Wells VAF I has reimbursed approximately $259,000, or 0.5% of gross offering proceeds raised to WIM pursuant to the terms of the Advisory Agreement as outlined above.

Due to Affiliates

As of June 30, 2009 and December 31, 2008, due to affiliates was comprised of administrative reimbursements due to WIM and/or its affiliates. WIM’s affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

Economic Dependency

Wells VAF I has engaged WIM and Wells Management to provide certain services essential to Wells VAF I, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities for Wells VAF I, including accounting services, investor member communications, and investor relations. As a result of these relationships, Wells VAF I is dependent upon WIM and Wells Management.

WIM and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from equity interests in another REIT. As of June 30, 2009, Wells VAF I believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $34.7 million as of July 31, 2009.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. In particular, four tenants at its properties account for approximately 99% of its revenue for the six months ended June 30, 2009 as follows: Brocade Communications Systems, Inc., 30%; Connecticut General Life Insurance Company, 20%; Country Music Television, Inc., 33%; and Stanley Convergent Security Solutions, Inc., 16%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Inc. (“Wells Capital”); Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety.

The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff's motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

6.	COMMITMENTS AND CONTINGENCIES

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in July 2008, the major tenant at the Park Lane Building, Connecticut General Life Insurance Company (“CGLIC”), has the right to request tenant improvements up to approximately $1.5 million, which would be required to be funded by Wells VAF I. As a result of a lease agreement executed in June 2009, one of the tenants at the Parkway at Oak Hill Buildings, Espey Consultants, Inc. (“Espey”), has the right to request tenant improvements up to approximately $639,000, which would be required to be funded by Wells VAF I. As of June 30, 2009, Wells VAF I had not received a request to utilize such funds pursuant to the aforementioned tenant reimbursement obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Form 10 as filed with the SEC on July 23, 2009, which includes such information for the year ended December 31, 2008.

Overview

We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We completed our first real estate acquisition in September 2006, and continued to invest proceeds from our private placement offering in real estate assets in 2007 and 2008. Thus, our results of operations for the periods presented reflect growing operational revenues and expenses, and fluctuating levels of interest expense relative to the size of our portfolio.

Portfolio Overview

Our portfolio currently consists the following four properties:

•

The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota that was acquired in September 2006 and is currently 100% leased to two tenants, Brocade Communications Systems, Inc. (“Brocade”) and Stanley Convergent Security Solutions, Inc. (“Stanley”). The Brocade lease expires in April 2010 and the Stanley lease expires in May 2016.

•

The Park Lane Building is a five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania that was acquired in January 2007 and is currently 100% leased to two tenants. The major lease to CGLIC expires in January 2020.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee that was acquired in December 2007 and is approximately 76% leased to Country Music Television, Inc. (“CMT”) until May 2013.

•	The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas that were acquired vacant in October 2008 and are approximately 15% leased to two tenants.

Liquidity and Capital Resources

Overview

During the period from September 2005 through September 2008, we raised funds through the sale of shares of investor member interests under our private placement offering, and we used substantially all offering proceeds, net of offering costs, and other expenses, to acquire real properties and to fund certain re-leasing costs and capital improvements. We expect that our primary source of future cash flows will be cash generated from the operations of our properties, proceeds from third-party borrowings, and, eventually, net proceeds from the sale of our properties.

Our operating strategy entails funding expenditures related to the recurring operations of the properties with operating cash flows, assessing the amount of operating cash flows and proceeds from third-party borrowings that will be required to fund future re-leasing costs and other capital improvements, and distributing residual operating cash flows to our investor members. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distributions to investor members.

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2009, we generated net cash flows from operating activities of approximately $0.9 million. Such operating cash flows are generally representative of receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. During the six months ended June 30, 2009, we continued to withhold distributions to the investor members to bolster our cash reserve balances due to uncertainty surrounding our future third-party borrowing arrangements and future contractual commitments to fund costs associated with re-leasing activity at the Park Lane Building and the Parkway at Oak Hill Buildings (see Note 6 – Commitments and Contingencies).

From such operating cash flows, we funded capital expenditures and re-leasing costs at the properties of approximately $0.3 million, made debt repayments of $0.4 million, and reserved the remainder for future capital expenditures and re-leasing costs anticipated at our properties.

Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, and debt repayments related to our existing portfolio. We expect to utilize the residual cash balance on hand as of June 30, 2009 of approximately $3.7 million to satisfy current liabilities, to fund anticipated re-leasing costs and capital expenditures, or to pay future distributions to investor members.

During the six months ended June 30, 2009, we obtained net debt proceeds of $2.5 million. Such proceeds will primarily be used to fund anticipated tenant improvement reimbursement obligations related to the CGLIC lease at the Park Lane Building and the Espey lease at the Parkway at Oak Hill Buildings of approximately $2.2 million. We intend to continue to raise capital from third-party borrowings, and to use such capital, along with net proceeds from the sale of our properties, primarily to fund anticipated capital expenditures or re-leasing costs.

Wells VAF I is party to a $25.0 million collateralized revolving credit facility with Bank of America National Association, which had an outstanding balance of $23.5 million as of June 30, 2009 and matures on September 30, 2009 (the “Bank of America Line of Credit”). On June 30, 2009, we entered into a Second Consolidated Amendatory Agreement with Bank of America National Association which extended the maturity date of the Bank of America Line of Credit from June 30, 2009 to September 30, 2009. In connection with the extension of the maturity date, Wells VAF I agreed to an increase in the borrowing rate from one-month LIBOR, plus a margin of 2.25%, to one-month LIBOR, plus a margin of 4.50%. Negotiations for financing to replace the Bank of America Line of Credit are under way with prospective lenders. Wells VAF I is currently pursuing alternative financing options, including a secured credit facility collateralized by the properties in the Wells VAF I portfolio and individual property-specific mortgage loans. We believe that we will be able to secure financing to meet our debt obligations at current-market terms, which terms would likely be less favorable than those under the Bank of America Line of Credit. However, we acknowledge that the U.S. credit markets remain volatile and, as such, we can make no assurances that replacement financing will be available at terms favorable or desirable to us. If we are unable to refinance the Bank of America Line of Credit we may be forced to sell properties at a loss in order to pay the outstanding principal balance on the facility. If we are unable to make any loan payments and are found to be in default under the terms of the facility, Bank of America could foreclose on the Nathan Lane Building and Park Lane Building which serve as collateral for the loan pursuant to a mortgage agreement, and seek to obtain a judgment against us for any amount still owing to Bank of America under the credit facility after the foreclosure and sale of the properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

The Bank of America Line of Credit contains, among others, the following restrictive covenants:

•	limits our ratio of debt to total asset value, as defined, to 70% or less at all times;

•	requires our ratio of net operating income-to-interest expense, as defined, to be greater than 1.5:1 at all times;

•	limits our ratio of variable rate debt to total asset value, as defined, to 30% or less at all times; and

•	limits investments that fall outside our core investments of improved office and industrial properties.

As of June 30, 2009, we were in compliance with all restrictive covenants under the Bank of America Line of Credit agreement.

Long-Term Liquidity and Capital Resources

Our offering of investor member interests terminated on September 15, 2008. Substantially all equity proceeds raised from the sale of investor member interests have been used to fund property acquisitions. As such, we expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, third-party borrowings, and, eventually, net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any outstanding indebtedness, repayment of outstanding borrowings, and distributions.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments or reserves for certain capital expenditures such as re-leasing costs and capital improvements, and repayment of outstanding borrowings, will be used to pay distributions to investor members. In April of 2010, the major lease to Brocade at the Nathan Lane Building, which accounted for 30% of our aggregate revenue for the six months ended June 30, 2009, will expire. If Brocade does not renew its lease and we are unable to attract a replacement tenant or we have to expend substantial funds to attract a replacement tenant, it would reduce our net income and limit our ability to make distributions to our investor members in 2010. In addition, increased property operating expenses and asset and property management fees relating to the acquisition of the primarily vacant Parkway at Oak Hill Buildings may reduce our cash flow from operating activities from 2008 levels in 2009 and 2010. We expect that substantially all future debt proceeds will be used to fund certain capital expenditures for our existing properties.

Contractual Commitments and Contingencies

We are contractually committed to repay the Bank of America Line of Credit in full along with any accrued and unpaid interest by September 30, 2009. As of June 30, 2009, we owed $23.5 million on the Bank of America Line of Credit.

Results of Operations

Overview

As of June 30, 2008, our portfolio consisted of three properties. During the fourth quarter of 2008, we acquired one additional property, bringing our total portfolio to four properties as of June 30, 2009. Accordingly, the results of operations presented for the three and six months ended June 30, 2009 and 2008 are not directly comparable.

Comparison of the three months ended June 30, 2008 versus the three months ended June 30, 2009

Rental income decreased from $1,507,905 for the three months ended June 30, 2008 to $1,369,133 for the three months ended June 30, 2009, primarily due to a lease amendment executed with CGLIC at the Park Lane Building in July 2008, which reduced the base rental rate in favor of requiring the tenant to reimburse the landlord for their pro rata share of the property operating costs and real estate taxes. Absent re-leasing of the vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings or an inability to renew the major lease or secure a new tenant at the Nathan Lane Building at comparable terms to in-place leases by April 2010, we anticipate that rental income will remain at similar levels.

Tenant reimbursements increased from $185,073 for the three months ended June 30, 2008 to $335,365 for the three months ended June 30, 2009, primarily as a result of the lease amendment executed with CGLIC in July 2008 explained above, which required the tenant to be responsible for funding its pro rata share of the property operating expenses and real estate taxes for the Park Lane Building effective August 1, 2008. Absent re-leasing the vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings or an inability to renew the major lease or secure a new tenant at the Nathan Lane Building in April 2010, we anticipate that tenant reimbursements will remain at similar levels.

Property operating costs increased from $574,297 for the three months ended June 30, 2008 to $743,639 for the three months ended June 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in

October 2008 and an increase in real estate taxes levied at the Commerce Street Building. Absent additional significant changes in real estate taxes, property operating costs are expected to remain at similar levels in the future.

Asset and property management fees increased from $115,012 for the three months ended June 30, 2008 to $156,123 for the three months ended June 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $195,776 for the three months ended June 30, 2008 to $334,674 for the three months ended June 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate depreciation expense to remain at similar levels in the future.

Amortization expense decreased from $1,021,754 for the three months ended June 30, 2008 to $699,794 for the three months ended June 30, 2009, primarily as a result of recognizing less amortization of intangible lease assets due to the expiration of the original term of the lease with the majority tenant at the Park Lane Building in January 2009 that was in place at the time of acquisition, partially offset by an increase in amortization of deferred leasing costs incurred at the Park Lane Building as a result of the July 2008 CGLIC lease amendment. Absent re-leasing the vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we anticipate that amortization expense will remain at similar levels in the future.

General and administrative expenses increased from $128,535 for the three months ended June 30, 2008 to $197,193 for the three months ended June 30, 2009, primarily due to an increase in legal and filing fees incurred in connection with additional reporting and regulatory requirements. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $145,298 for the three months ended June 30, 2008 to $212,346 for the three months ended June 30, 2009, primarily as a result of an increase in the average balance outstanding on the Bank of America Line of Credit related to the acquisition of the Parkway at Oak Hill Buildings in October 2008. All else being equal, we anticipate that interest expense will increase in future periods as a result of the increase in annualized borrowing rate on the Bank of America Line of Credit from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2009

Rental income decreased from $3,011,294 for the six months ended June 30, 2008 to $2,712,569 for the six months ended June 30, 2009, primarily due to a lease amendment executed with CGLIC at the Park Lane Building in July 2008, which reduced the base rental rate in favor of requiring the tenant to reimburse the landlord for their pro rata share of the property operating costs and real estate taxes. Absent re-leasing of the vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings or an inability to renew the major lease or secure a new tenant at the Nathan Lane Building at comparable terms to in-place leases by April 2010, we anticipate that rental income will remain at similar levels.

Tenant reimbursements increased from $281,779 for the six months ended June 30, 2008 to $719,726 for the six months ended June 30, 2009, primarily as a result of the lease amendment executed with CGLIC in July 2008 explained above, which required the tenant to be responsible for funding its pro rata share of the property operating expenses and real estate taxes for the Park Lane Building effective August 1, 2008. Absent re-leasing the vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings or an inability to renew the major lease or secure a new tenant at the Nathan Lane Building in April 2010, we anticipate that tenant reimbursements will remain at similar levels.

Property operating costs increased from $1,093,075 for the six months ended June 30, 2008 to $1,574,722 for the six months ended June 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in

October 2008 and an increase in real estate taxes levied at the Commerce Street Building. Absent additional significant changes in real estate taxes, property operating costs are expected to remain at similar levels in the future.

Asset and property management fees increased from $230,646 for the six months ended June 30, 2008 to $319,296 for the six months ended June 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $388,767 for the six months ended June 30, 2008 to $668,012 for the six months ended June 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate depreciation expense to remain at similar levels in the future.

Amortization expense decreased from $2,043,507 for the six months ended June 30, 2008 to $1,518,099 for the six months ended June 30, 2009, primarily as a result of recognizing less amortization of intangible lease assets due to the expiration of the original term of the lease with the majority tenant at the Park Lane Building in January 2009 that was in place at the time of acquisition, partially offset by an increase in amortization of deferred leasing costs incurred at the Park Lane Building as a result of the July 2008 CGLIC lease amendment. Absent re-leasing the vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we anticipate that amortization expense will remain at similar levels in the future.

General and administrative expenses increased from $264,199 for the six months ended June 30, 2008 to $436,360 for the six months ended June 30, 2009, primarily due to an increase in legal and accounting fees incurred in connection with additional reporting and regulatory requirements. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $337,982 for the six months ended June 30, 2008 to $415,463 for the six months ended June 30, 2009, primarily as a result of an increase in the average balance outstanding on the Bank of America Line of Credit related to the acquisition of the Parkway at Oak Hill Buildings in October 2008. All else being equal, we anticipate that interest expense will increase in future periods as a result of the increase in annualized borrowing rate on the Bank of America Line of Credit from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by Wells VAF I, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate Assets

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net loss. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of Wells VAF I’s real estate assets and related intangible assets as of June 30, 2009.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s ultimate fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net loss.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on our estimate of their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. These assessments have a direct impact on net loss.

As further described below, in-place leases with Wells VAF I as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on our consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

During the three months ended June 30, 2009 and 2008, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$22,325	$449,316	$216,913	$34,677

2008	$92,087	$782,116	$239,638	$34,677

During the six months ended June 30, 2009 and 2008, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the six months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$ 67,903	$1,009,569	$441,402	$69,355

2008	$184,173	$1,564,232	$479,275	$69,355

As of June 30, 2009 and December 31, 2008, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2009	$ 545,261	$ 7,740,086	$4,324,224	$694,078

December 31, 2008	$1,123,611	$10,499,109	$4,512,612	$694,078

The remaining net intangible assets and liabilities balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$ 44,649	$ 898,633	$ 433,827	$ 69,355
2010	54,454	864,380	550,460	81,481
2011	37,032	397,938	391,864	52,866
2012	37,032	397,938	391,864	52,866
2013	37,032	242,323	229,612	35,573
Thereafter	89,492	316,961	274,788	56,111

	$299,691	$3,118,173	$2,272,415	$348,252

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and Wells VAF I is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, Wells VAF I adjusts the carrying value of the intangible lease assets to the discounted cash flows and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Related-Party Transactions and Agreements

We have entered into agreements with WIM, Wells Management, and WIS whereby we pay certain fees and expense reimbursements to WIM, Wells Management, and WIS for selling commissions; dealer-manager fees; acquisition and advisory fees; reimbursements for acquisition expenses; reimbursements for organizational and offering expenses; asset management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in July 2008, the major tenant at the Park Lane Building, CGLIC, has the right to request tenant improvements up to approximately $1.5 million, which would be required to be funded by Wells VAF I. As a result of a lease agreement executed in June 2009, one of the tenants at the Parkway at Oak Hill Buildings, Espey, has the right to request tenant improvements up to approximately $639,000, which would be required to be funded by Wells VAF I. As of June 30, 2009, Wells VAF I had not received a request to utilize such funds pursuant to the aforementioned tenant reimbursement obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Wells VAF I has omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, it is not required to provide such information.

ITEM 4T.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us.

ITEM 1A.	RISK FACTORS

Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our investor members during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
(Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, INC.
(Manager)

August 12, 2009		/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, Inc.

August 12, 2009		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Investment Management Company, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.	Description of Document

3.1	Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1	Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1	Second Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of June 30, 2009, incorporated by reference to Exhibit 10.11 to the Form 10 filed July 1, 2009

10.1.1	Supporting Schedules and Exhibits to Second Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of June 30, 2009, incorporated by reference to Exhibit 10.11.1 to the Form 10 filed July 23, 2009

10.3	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of September 20, 2006, and subsequently amended on June 30, 2009, incorporated by reference to Exhibit 10.12 to the Form 10 filed July 1, 2009

10.4	Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of January 31, 2008, and subsequently amended on June 30, 2009, incorporated by reference to Exhibit 10.13 to the Form 10 filed July 1, 2009

10.4.1	Supporting Schedules and Exhibits to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of January 31, 2008, and subsequently amended on June 30, 2009, incorporated by reference to Exhibit 10.13.1 to the Form 10 filed July 23, 2009

10.5	Note (related to the Credit Agreement) between Bank of America National Association and Wells Mid-Horizon Value-Added Fund I, LLC, dated as of June 30, 2009, incorporated by reference to Exhibit 10.14 to the Form 10 filed July 1, 2009

31.1*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.