Form 10-Q
period 2009-09-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2009-11-12
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, there were 51,854 shares of investor member interests outstanding.

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

•

The constriction in the U.S. credit markets could impact our ability to refinance our existing debt and the terms that we are able to achieve in doing so. A decline in our borrowing capacity could negatively impact our ability to offer allowances or other concessions to prospective tenants at prevailing market rates as we seek to lease currently vacant space and/or to renew existing leases.

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

The information furnished in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Form 10 as filed with the SEC on July 23, 2009, which includes such information for the year ended December 31, 2008. Wells VAF I’s results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2009	December 31, 2008
REAL ESTATE, AT COST:
Land	$9,597,022	$9,597,022
Building and improvements, less accumulated depreciation of $2,522,068 and $1,514,539 as of September 30, 2009 and December 31, 2008, respectively	43,970,901	44,728,618
Intangible lease assets, less accumulated amortization of $5,339,123 and $7,127,384 as of September 30, 2009 and December 31, 2008, respectively	2,946,224	4,495,336
Construction in progress	238,970	0

Total real estate assets	56,753,117	58,820,976
Cash and cash equivalents	3,435,935	1,104,340
Tenant receivables	265,986	185,082
Deferred financing costs, less accumulated amortization of $0 and $308,641 as of September 30, 2009 and December 31, 2008, respectively	13,558	121,293
Intangible lease origination costs, less accumulated amortization of $2,268,723 and $1,798,795 as of September 30, 2009 and December 31, 2008, respectively	2,055,501	2,713,817
Deferred leasing costs, less accumulated amortization of $158,151 and $55,940 as of September 30, 2009 and December 31, 2008, respectively	1,783,231	1,487,998
Other assets	290,611	154,161

Total assets	$64,597,939	$64,587,667

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Line of credit	$23,500,000	$21,400,000
Accounts payable, accrued expenses and accrued capital expenditures	932,015	468,158
Due to affiliates	17,939	30,878
Deferred income	255,535	550,897
Intangible lease liabilities, less accumulated amortization of $380,504 and $276,471 as of September 30, 2009 and December 31, 2008, respectively	313,574	417,607

Total liabilities	25,019,063	22,867,540

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	39,578,876	41,720,127

Total liabilities and members’ capital	$64,597,939	$64,587,667

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Rental income	$1,421,951	$1,367,994	$4,134,520	$4,379,288
Tenant reimbursements	305,681	211,510	1,025,407	493,289
Bad debt recoveries	0	188,662	0	206,898

Total revenues	1,727,632	1,768,166	5,159,927	5,079,475

EXPENSES:
Property operating costs	699,660	527,937	2,274,382	1,621,013
Asset and property management fees:
Related-party	129,619	93,927	388,857	281,518
Other	33,537	24,466	93,594	67,521
Depreciation	339,516	198,554	1,007,529	587,321
Amortization	701,313	1,044,130	2,219,411	3,087,637
General and administrative expenses	151,528	186,532	587,888	450,731

Total expenses	2,055,173	2,075,546	6,571,661	6,095,741

REAL ESTATE OPERATING LOSS	(327,541)	(307,380)	(1,411,734)	(1,016,266)

OTHER INCOME (EXPENSE):
Interest and other income	0	6,262	0	15,788
Interest expense	(314,054)	(122,890)	(729,517)	(460,871)

TOTAL OTHER INCOME (EXPENSE)	(314,054)	(116,628)	(729,517)	(445,083)

NET LOSS	$(641,595)	$(424,008)	$(2,141,251)	$(1,461,349)

NET LOSS PER WEIGHTED-AVERAGE SHARE OF MEMBERS’ INTERESTS	$(12.37)	$(8.87)	$(41.29)	$(32.55)

WEIGHTED-AVERAGE SHARES OF MEMBERS’ INTERESTS OUTSTANDING	51,854	47,799	51,854	44,897

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2007	$959,727	41,085	$33,044,294	$34,004,021

Investor members’ contributions	0	10,769	10,769,065	10,769,065
Commissions and discounts on sale of investor members’ interests and related dealer-manager fees	0	0	(592,298)	(592,298)
Other offering costs	0	0	(53,845)	(53,845)
Net loss	0	0	(2,406,816)	(2,406,816)

Members’ Capital as of December 31, 2008	959,727	51,854	40,760,400	41,720,127

Net loss	0	0	(2,141,251)	(2,141,251)

Members’ Capital as of September 30, 2009	$959,727	51,854	$38,619,149	$39,578,876

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,141,251)	$(1,461,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,007,529	587,321
Amortization of deferred financing costs	145,828	100,181
Other amortization	2,205,606	3,276,225
Changes in assets and liabilities:
Increase in tenant receivables, net	(80,904)	(199,373)
Increase in other assets, net	(136,450)	(272,521)
Increase in accounts payable and accrued expenses	200,060	21,378
Decrease in due to affiliates	(12,939)	(1,062)
(Decrease) increase in deferred income	(295,362)	36,307

Net cash provided by operating activities	892,117	2,087,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and earnest money paid	(352,772)	(356,468)
Acquisition fees paid to affiliate	0	(215,381)
Payment of deferred leasing costs	(269,657)	(1,543,938)

Net cash used in investing activities	(622,429)	(2,115,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(38,093)	(43,810)
Proceeds from line of credit	2,500,000	0
Repayments of line of credit	(400,000)	(5,600,000)
Investor members’ contributions	0	10,711,352
Sales commissions and dealer-manager fees paid	0	(534,585)
Other offering costs paid	0	(53,845)
Distributions paid	0	(999,807)

Net cash provided by financing activities	2,061,907	3,479,305

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,331,595	3,450,625

CASH AND CASH EQUIVALENTS, beginning of period	1,104,340	2,206,534

CASH AND CASH EQUIVALENTS, end of period	$3,435,935	$5,657,159

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$342,317	$0

Deferred project costs applied to real estate assets	$0	$127,323

Discounts applied to investor members’ contributions	$0	$57,713

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

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

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of September 30, 2009
1. Nathan Lane Building (Acquired September 20, 2006) A five-story office building located in Plymouth, Minnesota	100%
2. Park Lane Building (Acquired January 5, 2007) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	100%
3. Commerce Street Building (Acquired December 14, 2007) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	75%
4. Parkway at Oak Hill Buildings (Acquired October 15, 2008) Two separate two-story office buildings located in Austin, Texas	15%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of WIM, Wells VAF I’s manager, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. For further information, refer to the financial statements and footnotes for the year ended December 31, 2008 included in Wells VAF I’s Form 10 as filed with the SEC on July 23, 2009. Wells VAF I has evaluated subsequent events occurring during the period from October 1, 2009 through November 12, 2009, the date of filing with the SEC.

Fair Value Measurements

Wells VAF I estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures, which became effective for financial assets and liabilities on January 1, 2008 and for non-financial and nonrecurring assets and liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

As of September 30, 2009 and December 31, 2008, the carrying value of the Bank of America Loan (see Note 3 where defined) approximated its fair value. In connection with negotiating the amended terms of the Bank of America Loan for amendments executed on June 30, 2009 and November 21, 2008, Wells VAF I ensured that the amended contractual terms of this facility were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the Bank of America Loan.

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

•	Third, to Wells Management up to a 10% per annum compounded return on its capital contribution;

•	Second, to the investor members in proportion to their percentage interests until each investor member has received $1,000 per share;

•	Third, to Wells Management until it has received its capital contribution; and

•	Fourth,

•

To Wells Management in the amount of 20% of all distributable proceeds, less any disposition fees previously paid to Wells Management, of which Wells Management has agreed to pay up to 50% of any such amount received to broker/dealers who participated in its private placement offering; and

•	The remainder to the investor members in accordance with their percentage interests.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on Wells VAF I’s financial statements or disclosures.

3.	LINE OF CREDIT

On September 30, 2009, Wells VAF I entered into a Third Consolidated Amendatory Agreement (the “Third Amendment”) with Bank of America National Association, which converted its $25.0 million revolving credit facility to a $23.5 term loan and extended its maturity date from September 30, 2009 to November 30, 2009 (the “Bank of America Loan”). The Bank of America Loan incurs interest at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. From December 2008 through June 2009, the Bank of America Loan incurred interest at a rate of one-month LIBOR, plus a margin of 2.25%. From June 2006 through November 2008, the Bank of America Loan incurred interest at a rate of LIBOR, plus a margin ranging from 1.10% to 1.60%, dependent upon Wells VAF I’s ratio of debt to total asset value. Prior to the Third Amendment, unused fees incurred on the Bank of America Loan were recorded as interest expense. Wells VAF I will not incur unused fees subsequent to the Third Amendment. The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan.

Negotiations for financing to extend or replace the Bank of America Loan are under way with prospective lenders. Wells VAF I is currently pursuing alternative financing options, including a secured credit facility collateralized by the properties in the Wells VAF I portfolio and individual property-specific mortgage loans. Wells VAF I believes that it will be able to secure financing to meet its debt obligations at current-market terms, which terms would likely be less favorable than those under the Bank of America Loan. However, Wells VAF I acknowledges that the U.S. credit markets remain volatile and, as such, it can make no assurances that replacement financing will be available at terms favorable or desirable to it.

During the period ended September 30, 2009 and 2008, the Bank of America Loan incurred interest at a rate of approximately 4.8% and 3.7%, respectively, per annum. Wells VAF I paid cash for interest expense of approximately $290,000 and $89,000 during the three months ended September 30, 2009 and 2008, respectively, and approximately $584,000 and $361,000 during the nine months ended September 30, 2009 and 2008, respectively. During the periods presented, Wells VAF I did not capitalize interest expense.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three and the nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Asset management fees (1)	$129,619	$93,927	$388,857	$281,518
Administrative reimbursements (1)	58,986	65,122	192,533	205,890
Commissions, net of discounts (2)(3)	0	211,420	0	373,652
Acquisition fees (4)	0	117,717	0	215,381
Dealer-manager fees, net of discounts (2)(5)	0	87,894	0	160,933
Other offering costs (2)(6)	0	29,429	0	53,845

Total	$188,605	$605,509	$581,390	$1,291,219

(1)	Asset management fees and administrative reimbursements are expensed as incurred.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against members’ equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers.

(4)

Acquisition fees were capitalized as deferred project costs when incurred and allocated to properties upon funding acquisitions, or repaying debt used to finance property acquisitions, with investor member proceeds. Pursuant to the accounting standard for business combinations, any future fees or expenses will be expensed as incurred effective January 1, 2009.

(5)

For the three months ended September 30, 2009 and 2008, approximately $0 and $31,625, respectively, was re-allowed to participating broker/dealers as marketing fees. For the nine months ended September 30, 2009 and 2008, approximately $0 and $64,335, respectively, was re-allowed to participating broker/dealers as marketing fees.

(6)

As of September 30, 2009, WIM had incurred cumulative organizational and offering expenses on behalf of Wells VAF I of approximately $728,000, of which Wells VAF I has reimbursed approximately $259,000, or 0.5% of gross offering proceeds raised to WIM pursuant to the terms of the Advisory Agreement as outlined above.

Due to Affiliates

As of September 30, 2009 and December 31, 2008, due to affiliates was comprised of administrative reimbursements due to WIM and/or its affiliates. WIM’s affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

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

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from equity interests in another REIT. As of September 30, 2009, Wells VAF I believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $23.7 million as of October 31, 2009.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. In particular, four tenants at its properties account for approximately 98% of its revenue for the nine months ended September 30, 2009 as follows: Brocade Communications Systems, Inc., 29%; Connecticut General Life Insurance Company, 23%; Country Music Television, Inc., 31%; and Stanley Convergent Security Solutions, Inc., 15%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Inc. (“Wells Capital”); Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. The parties are presently engaged in expert discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

6.	COMMITMENTS AND CONTINGENCIES

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in July 2008, the major tenant at the Park Lane Building, Connecticut General Life Insurance Company (“CGLIC”), has the right to request tenant improvements up to approximately $1.5 million, which would be required to be funded by Wells VAF I. As a result of a lease agreement executed in June 2009, one of the tenants at the Parkway at Oak Hill Buildings, Espey Consultants, Inc. (“Espey”), has the right to request tenant improvements up to approximately $0.6 million, which would be required to be funded by Wells VAF I. As a result of a lease agreement executed in October 2009 (see Note 7 – Subsequent Event), one of the tenants at the Nathan Lane Building, Brocade Communication Systems, Inc. (“Brocade”), has the right to request tenant improvements up to approximately $1.3 million through May 1, 2011, which would be required to be funded by Wells VAF I. As of October 31, 2009, Wells VAF I has funded approximately $228,000 of the aforementioned Espey tenant improvement reimbursement obligation.

7.	SUBSEQUENT EVENT

Leasing Activity at the Nathan Lane Building

On October 20, 2009, Wells VAF I and Brocade, entered into a new lease agreement at the Nathan Lane Building, which terms are effective as of May 1, 2010. The new lease agreement reduced Brocade’s square footage from approximately 81% of the building to approximately 24% of the building and extended the lease term from April 30, 2010 to July 31, 2017. Pursuant to the new lease agreement, Brocade will no longer manage the Nathan Lane Building and its annual base rent will increase from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. Brocade’s annual base rent will increase by approximately 3% annually beginning in May 2011, the thirteenth month of the lease. In addition to annual base rent, Brocade is also required to reimburse Wells VAF I for its pro rata share of all operating expenses and real estate taxes for the Nathan Lane Building. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate.

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

Portfolio Overview

Our portfolio currently consists of the following four properties:

•

The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota that was acquired in September 2006 and is currently 100% leased to two tenants, Brocade and Stanley Convergent Security Solutions, Inc. (“Stanley”). The currently effective Brocade lease expires in April 2010 and the Stanley lease expires in May 2016. On October 20, 2009, Wells VAF I and Brocade, entered into a new lease agreement at the Nathan Lane Building, which reduced Brocade’s square footage from approximately 81% of the building to approximately 24% of the building and extended the lease term from April 30, 2010 to July 31, 2017, effective as of May 1, 2010.

•

The Park Lane Building is a five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania that was acquired in January 2007 and is currently 100% leased to two tenants. The major lease to CGLIC expires in January 2020.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee that was acquired in December 2007 and is approximately 75% leased to Country Music Television, Inc. (“CMT”) through May 2013.

•

The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas that were acquired vacant in October 2008 and are currently approximately 21% leased to four tenants.

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

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2009, we generated net cash flows from operating activities of approximately $0.9 million. Such operating cash flows are generally representative of receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. During the nine months ended September 30, 2009, we continued to withhold distributions to the investor members to bolster our cash reserve balances due to uncertainty surrounding our future third-party borrowing arrangements and future contractual commitments to fund costs associated with re-leasing activity at the Nathan Lane Building, the Park Lane Building and the Parkway at Oak Hill Buildings (see Note 6 – Commitments and Contingencies). From such operating cash flows and cash on hand, we funded capital expenditures and re-leasing costs at the properties of approximately $0.6 million, made debt repayments of $0.4 million, and reserved the remainder for future capital expenditures and re-leasing costs anticipated at our properties.

Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, and debt repayments related to our existing portfolio. We expect to utilize the residual cash balance on hand as of September 30, 2009 of approximately $3.4 million to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

During the nine months ended September 30, 2009, we obtained net debt proceeds of $2.5 million. Such proceeds will primarily be used to fund anticipated tenant improvement reimbursement obligations related to the CGLIC lease at the Park Lane Building and the Espey lease at the Parkway at Oak Hill Buildings. We intend to continue to raise capital from third-party borrowings, and to use such capital plus, in the event of a property disposition, net proceeds from the sale of properties, primarily to fund anticipated capital expenditures or re-leasing costs.

On September 30, 2009, Wells VAF I entered into the Third Amendment with Bank of America National Association, which converted the Bank of America Loan from a $25.0 million revolving credit facility to a $23.5 term loan and extended its maturity date from September 30, 2009 to November 30, 2009. The Bank of America Loan incurs interest at a rate of one-month LIBOR, plus a margin of 4.50%. Negotiations for financing to extend or replace the Bank of America Loan are under way with prospective lenders. Wells VAF I is currently pursuing alternative financing options, including a secured credit facility collateralized by the properties in the Wells VAF I portfolio and individual property-specific mortgage loans. We believe that we will be able to secure financing to meet our debt obligations at current-market terms, which terms would likely be less favorable than those under the Bank of America Loan. However, we acknowledge that the U.S. credit markets remain volatile and, as such, we can make no assurances that replacement financing will be available at terms favorable or desirable to us. If we are unable to refinance the Bank of America Loan we may be forced to sell properties at a loss in order to pay the outstanding principal balance on the facility. If we are unable to make any loan payments and are found to be in default under the terms of the facility, Bank of America could foreclose on the Nathan Lane Building and Park Lane Building which serve as collateral for the loan pursuant to a mortgage agreement, and seek to obtain a judgment against us for any amount still owing to Bank of America under the credit facility after the foreclosure and sale of the properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

The Bank of America Loan contains, among others, the following restrictive covenants:

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

As of September 30, 2009, we were in compliance with all restrictive covenants under the Bank of America Loan agreement.

Long-Term Liquidity and Capital Resources

Our offering of investor member interests terminated on September 15, 2008. Substantially all equity proceeds raised from the sale of investor member interests have been used to fund property acquisitions. As such, we expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, third-party borrowings, and, eventually, net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any outstanding indebtedness, repayment of outstanding borrowings, and distributions to investor members.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments or reserves for certain capital expenditures such as re-leasing costs and capital improvements, and repayment of outstanding borrowings, will be used to pay distributions to investor members. In May of 2010, Brocade, the majority tenant at the Nathan Lane Building, which accounted for 29% of our aggregate revenue for the nine months ended September 30, 2009, will reduce its square footage leased from 81% to 24% of the Nathan Lane Building. Accordingly, our net income will be reduced to the extent we are unable to re-lease the vacant space and we may have to expend substantial funds to re-lease the vacant space, which may limit our ability to make distributions to our investor members in 2010. In addition, to the extent the Parkway at Oak Hill Buildings continue to remain primarily vacant, increased property operating expenses and asset and property management fees relating to the acquisition of the Parkway at Oak Hill Buildings may reduce our cash flow from operating activities from 2008 levels in 2009 and 2010. We expect that substantially all future debt proceeds will be used to fund certain capital expenditures for our existing properties.

Contractual Commitments and Contingencies

We are contractually committed to repay the Bank of America Loan in full along with any accrued and unpaid interest by November 30, 2009. As of September 30, 2009, we owed $23.5 million on the Bank of America Loan.

Results of Operations

Overview

As of September 30, 2008, our portfolio consisted of three properties. During the fourth quarter of 2008, we acquired one additional property, bringing our total portfolio to four properties as of September 30, 2009. Accordingly, the results of operations presented for the three and nine months ended September 30, 2009 and 2008 are not directly comparable.

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2009

Rental income remained relatively stable at $1,367,994 for the three months ended September 30, 2008 and $1,421,951 for the three months ended September 30, 2009. Absent securing leases for the currently vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we expect future rental income to remain at a level similar to current rental income until May 2010 at which point rental income is expected to decline unless Wells VAF I is able to secure a replacement tenant for the square footage at the Nathan Lane Building that Brocade has contracted to return to Wells VAF I (see Note 7 – Subsequent Event).

Tenant reimbursements increased from $211,510 for the three months ended September 30, 2008 to $305,681 for the three months ended September 30, 2009, primarily as a result of a lease amendment executed with CGLIC at the Park Lane Building in July 2008, which reduced the base rental rate in favor of requiring the tenant to reimburse the landlord for its pro rata share of the property operating costs and real estate taxes effective

August 1, 2008. Absent securing leases for the currently vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we expect future rental income to remain at a level similar to current rental income until May 2010 at which point rental income is expected to decline unless Wells VAF I is able to secure a replacement tenant for the square footage at the Nathan Lane Building that Brocade has contracted to return to Wells VAF I (see Note 7 – Subsequent Event).

Bad debt recoveries decreased from $188,662 for the three months ended September 30, 2008 to $0 for the three months ended September 30, 2009, primarily as a result of collecting previously reserved amounts due from the seller of the Park Lane Building in the third quarter of 2008.

Property operating costs increased from $527,937 for the three months ended September 30, 2008 to $699,660 for the three months ended September 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008, partially offset by a reduction in the estimated real estate taxes incurred at the Commerce Street Building in the third quarter of 2009. Absent additional significant changes in real estate taxes, property operating costs are expected to remain at similar levels in the future.

Asset and property management fees increased from $118,393 for the three months ended September 30, 2008 to $163,156 for the three months ended September 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $198,554 for the three months ended September 30, 2008 to $339,516 for the three months ended September 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. Absent leasing activity at the properties in our portfolio, we anticipate depreciation expense to remain at similar levels in the future.

Amortization expense decreased from $1,044,130 for the three months ended September 30, 2008 to $701,313 for the three months ended September 30, 2009, primarily as a result of recognizing less amortization of intangible lease assets in 2009 due to the expiration of the lease that was in place at the time of the acquisition of the Park Lane Building. The lease with the majority tenant at the Park Lane Building was extended in July 2008. Absent leasing activity at the properties in our portfolio, we anticipate amortization expense to remain at similar levels in the future.

General and administrative expenses decreased from $186,532 for the three months ended September 30, 2008 to $151,528 for the three months ended September 30, 2009, primarily due to a decrease in legal fees incurred in connection with collecting reserved amounts due from the seller of the Park Lane Building in the third quarter of 2008 (see the bad debt recoveries disclosure above). We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $122,890 for the three months ended September 30, 2008 to $314,054 for the three months ended September 30, 2009, primarily as a result of an increase in the average balance outstanding on the Bank of America Loan related to the acquisition of the Parkway at Oak Hill Buildings in October 2008 and an increase in the annualized borrowing rate from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009. All else being equal, we anticipate interest expense to remain at similar levels in future periods.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2009

Rental income decreased from $4,379,288 for the nine months ended September 30, 2008 to $4,134,520 for the nine months ended September 30, 2009, primarily due to a lease amendment executed with CGLIC at the Park Lane Building in July 2008, which reduced the base rental rate in favor of requiring the tenant to reimburse the landlord for its pro rata share of the property operating costs and real estate taxes effective August 1, 2008. Absent securing leases for the currently vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we expect future rental income to remain at a level similar to current rental income until May 2010 at which point rental income is expected to decline unless Wells VAF I is able to secure a replacement tenant for the square footage at the Nathan Lane Building that Brocade has contracted to return to Wells VAF I (see Note 7 – Subsequent Event).

Tenant reimbursements increased from $493,289 for the nine months ended September 30, 2008 to $1,025,407 for the nine months ended September 30, 2009, primarily as a result of the lease amendment executed with CGLIC in July 2008 explained above, which required the tenant to be responsible for funding its pro rata share of the property operating expenses and real estate taxes for the Park Lane Building effective August 1, 2008. Absent securing leases for the currently vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we expect future rental income to remain at a level similar to current rental income until May 2010 at which point rental income is expected to decline unless Wells VAF I is able to secure a replacement tenant for the square footage at the Nathan Lane Building that Brocade has contracted to return to Wells VAF I (see Note 7 – Subsequent Event).

Bad debt recoveries decreased from $206,898 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009, primarily as a result of collecting previously reserved amounts due from the seller of the Park Lane Building in the third quarter of 2008.

Property operating costs increased from $1,621,013 for the nine months ended September 30, 2008 to $2,274,382 for the nine months ended September 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008 and an increase in real estate taxes levied at the Commerce Street Building. Absent additional significant changes in real estate taxes, property operating costs are expected to remain at similar levels in the future.

Asset and property management fees increased from $349,039 for the nine months ended September 30, 2008 to $482,451 for the nine months ended September 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $587,321 for the nine months ended September 30, 2008 to $1,007,529 for the nine months ended September 30, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. Absent leasing activity at the properties in our portfolio, we anticipate depreciation expense to remain at similar levels in the future.

Amortization expense decreased from $3,087,637 for the nine months ended September 30, 2008 to $2,219,411 for the nine months ended September 30, 2009, primarily as a result of recognizing less amortization of intangible lease assets in 2009 due to the expiration of the lease that was in place at the time of the acquisition of the Park Lane Building, partially offset by an increase in amortization of deferred leasing costs incurred at the Park Lane Building as a result of the July 2008 CGLIC lease amendment. Absent leasing activity at the properties in our portfolio, we anticipate amortization expense to remain at similar levels in the future.

General and administrative expenses increased from $450,731 for the nine months ended September 30, 2008 to $587,888 for the nine months ended September 30, 2009, primarily due to an increase in legal fees, accounting fees, and printing costs incurred in connection with additional reporting and regulatory requirements, partially offset by a decrease in legal fees at the Park Lane Building incurred in connection with collecting reserved amounts due from the seller of the Park Lane Building in the third quarter of 2008 (see the bad debt recoveries disclosure above). We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $460,871 for the nine months ended September 30, 2008 to $729,517 for the nine months ended September 30, 2009, primarily as a result of an increase in the average balance outstanding on the Bank of America Loan related to the acquisition of the Parkway at Oak Hill Buildings in October 2008 and an increase in the annualized borrowing rate from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009. All else being equal, we anticipate interest expense to increase as a result of the aforementioned change in the Bank of America Loan borrowing rate, effective June 30, 2009.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of Wells VAF I’s real estate assets and related intangible assets as of September 30, 2009.

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

During the three months ended September 30, 2009 and 2008, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$22,325	$449,316	$216,913	$34,677

2008	$92,087	$782,116	$239,637	$34,677

During the nine months ended September 30, 2009 and 2008, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the nine months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$ 90,228	$1,458,884	$658,316	$104,033

2008	$276,259	$2,346,349	$718,912	$104,032

As of September 30, 2009 and December 31, 2008, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2009	$ 545,261	$ 7,740,086	$4,324,224	$694,078

December 31, 2008	$1,123,611	$10,499,109	$4,512,612	$694,078

The remaining net intangible assets and liabilities balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$ 22,325	$ 449,316	$ 216,913	$ 34,677
2010	54,454	864,380	550,460	81,481
2011	37,032	397,938	391,864	52,866
2012	37,032	397,938	391,864	52,866
2013	37,032	242,323	229,612	35,573
Thereafter	89,492	316,962	274,788	56,111

	$277,367	$2,668,857	$2,055,501	$313,574

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in July 2008, the major tenant at the Park Lane Building, CGLIC, has the right to request tenant improvements up to approximately $1.5 million, which would be required to be funded by Wells VAF I. As a result of a lease agreement executed in June 2009, one of the tenants at the Parkway at Oak Hill Buildings, Espey, has the right to request tenant improvements up to approximately $0.6 million, which would be required to be funded by Wells VAF I. As a result of a lease agreement executed in October 2009 (see Note 7 – Subsequent Event), one of the tenants at the Nathan Lane Building, Brocade, has the right to request tenant improvements up to approximately $1.3 million through May 1, 2011, which would be required to be funded by Wells VAF I. As of October 31, 2009, Wells VAF I has funded approximately $228,000 of the aforementioned Espey tenant improvement reimbursement obligation.

Subsequent Event

Leasing Activity at the Nathan Lane Building

On October 20, 2009, Wells VAF I and Brocade, entered into a new lease agreement at the Nathan Lane Building, which terms are effective as of May 1, 2010. The new lease agreement reduced Brocade’s square footage from approximately 81% of the building to approximately 24% of the building and extended the lease term from April 30, 2010 to July 31, 2017. Pursuant to the new lease agreement, Brocade will no longer manage the Nathan Lane Building and its annual base rent will increase from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. Brocade’s annual base rent will increase by approximately 3% annually beginning in May 2011, the thirteenth month of the lease. In addition to annual base rent, Brocade is also required to reimburse Wells VAF I for its pro rata share of all operating expenses and real estate taxes for the Nathan Lane Building. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our investor members during the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, INC. (Manager)

November 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, Inc.

November 12, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Investment Management Company, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1		Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1	*	Third Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of September 30, 2009

10.2	*	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of September 30, 2009

10.3	*	Second Amendment to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of September 30, 2009

10.4	*	Office Lease (related to the Nathan Lane Building) between Wells VAF – 6000 Nathan Lane, LLC and Brocade Communications Systems, Inc. dated as of October 20, 2009

31.1	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.