Form 10-K
period 2009-12-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2010-03-18
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-53626

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

(Exact name of registrant as specified in its charter)

Georgia	20-3192853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Shares of Investor Member Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of investor member interests, the registrant conducted a private placement offering of its shares of investor member interests that commenced on September 15, 2005 and terminated on September 15, 2008. Shares in its offering were sold at $1,000 per investor member interest, with discounts available for certain categories of purchasers. The number of shares of investor member interests held by non-affiliates as of June 30, 2009 was approximately 51,745.

As of February 28, 2010, there were 51,854 shares of investor member interests outstanding

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

We have utilized debt financing from third parties to acquire properties and fund re-leasing costs and capital expenditures. Thus, our cash from operations will be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies will be reduced. In addition, we are currently precluded from declaring or paying dividends or other distributions to our investor members. Further, all of our properties serve as collateral for such loans. If we are unable to make any loan payments and are found to be in default under the terms of such loans, the lender could foreclose on any such properties and seek to obtain a judgment against us for any amount still owing to the lender under such loans after the foreclosure and sale by the lender of such properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

•

The constriction in the U.S. credit markets could impact our ability to refinance our existing debt and the terms that we are able to achieve in doing so. A decline in our borrowing capacity could negatively impact (i) our ability to offer allowances or other concessions to prospective tenants at prevailing market rates as we seek to lease currently vacant space and/or to renew existing leases and (ii) our ability to fund the operations of the portfolio. Further, if we are unable to refinance our existing debt, we may have to accelerate the disposition of one or more of our properties.

•

The current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members.

•

Real estate investments are subject to general downturns in the economy as well as downturns in specific geographic areas. We cannot predict what the occupancy level will be in a particular building or that any tenant will remain solvent. We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our current and future tenants.

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

•	We will pay certain prescribed fees to our manager and its affiliates regardless of the quality of services provided.

PART I

ITEM 1.	BUSINESS.

General

Wells VAF I was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination.

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

On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act. Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000, Wells VAF I received net offering proceeds of approximately $47,706,000. All equity proceeds raised from the sale of investor member interests have been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.

Our investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment grade tenants at above-market rates and/or benefiting from favorable market conditions. As of February 28, 2010, Wells VAF I owned four properties consisting of office buildings encompassing approximately 553,000 square feet and does not anticipate acquiring any additional properties. See Item 2, “Properties” for a more detailed description of our portfolio.

Wells VAF I is not a mutual fund and does not intend to register under the Investment Company Act of 1940.

Investment Objectives and General

Wells VAF I invested primarily in commercial office and industrial real estate properties, principally Class-A type assets in primary and secondary markets in the United States, that provide opportunities for value enhancement through development, operations, re-leasing, property improvements, or other means. Class-A type assets are characterized by excellent location and access, high quality construction materials and condition, and professional management. They are competitive with new buildings and attract high-quality tenants. Wells VAF I has invested in properties located across the United States in Plymouth, Minnesota; Pittsburgh, Pennsylvania; Nashville, Tennessee; and Austin, Texas.

Wells VAF I is designed to provide investors with an opportunity to earn attractive risk-adjusted returns from equity real estate investments in the United States through a medium-term investment product. Because of its structure and its medium-term investment objective, Wells VAF I is considered to be a “value-added investment” program. Value-added investment programs occupy a middle tier in the risk/return continuum of real estate investment funds. At one end of the spectrum are long-term core income funds, which concentrate on providing a stable income return to investors, with the goal of providing modest appreciation in property value at the end of the fund’s holding period. At the other end of the spectrum are opportunistic funds that seek to provide substantially all of their return in the form of short-term gain realized from high-risk, highly leveraged strategies. Value-added investment funds, such as Wells VAF I, fall in the middle of that risk/return spectrum, by seeking both stable income for modest levels of current distributions and gains from property sales that are attributable to capital appreciation at the time of disposition, as part of the overall return target.

Wells VAF I seeks to operate, and/or develop, improve, and otherwise enhance and dispose of its properties at a profit, within three to five years after completion of each acquisition, in a manner that achieves greater appreciation in value upon such dispositions and superior total returns to investors, than programs with a primary focus on current distributions of income. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, the current economic conditions and their impact on office market conditions has resulted in a decrease in leasing activity and volume, an increase in rental concessions, and a decline in effective rental rates, which has affected our ability to lease vacancies in our properties. In addition, disruptions and dislocations in the credit markets have negatively impacted transaction activity and made property dispositions within the near-term less attractive. These conditions may require that we hold individual assets longer than the three- to five-year period originally projected in order to achieve the best disposition pricing for our investor members. The timing of the disposition of individual assets will depend on prevailing economic conditions, including when a stabilization of the credit markets occurs as well as the recovery of the real estate markets in the geographic locations where we hold our properties. No assurances can be given that we will meet this projected time frame. Wells VAF I’s investment objectives are:

•	to increase the value of Wells VAF I’s portfolio of properties through property-level value enhancing strategies;

•	to return to investors excess operating income in the form of cash distributions on their shares;

•	to preserve, protect, and return investors’ capital contributions; and

•	to realize capital appreciation for investors upon the orderly disposition of Wells VAF I’s properties and distribution of any cash gains to members.

Financing Objectives

Wells VAF I employs leverage in a strategic manner to augment our net offering proceeds and net cash flows from operations and to permit us to acquire a larger and more diversified portfolio of properties. In the aggregate, we may use borrowings to finance up to 50% of our investment in properties and may borrow up to 75% of the value of any particular property purchased by us, so long as the aggregate amount of such borrowings does not exceed 50% of the aggregate asset value of properties in our portfolio on a stabilized basis.

Employees

Wells VAF I has no direct employees. The employees of Wells Management, the sole member of WIM, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the manager and its affiliates during the years ended December 31, 2009 and 2008.

Insurance

Wells Management carries property insurance and liability insurance with respect to the properties we own. In the opinion of management, our properties are adequately insured.

Competition

Leasing of real estate is highly competitive in the current market, and we may experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

Wells VAF I has engaged WIM and Wells Management to provide certain services essential to Wells VAF I, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities for Wells VAF I, including accounting services, investor member communications, and investor relations. The Advisory Agreement between WIM and Wells VAF I is terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells VAF I is dependent upon WIM and Wells Management.

WIM and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of December 31, 2009, Wells VAF I believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. In particular, four tenants at its properties account for approximately 99% of its contractual revenue for the year ended December 31, 2009 as follows: Country Music Television, Inc. (“CMT”), 32%; Brocade Communications Systems, Inc. (“Brocade”), 30%; Connecticut General Life Insurance Company (“CGLIC”), 21%; and Stanley Convergent Security Solutions, Inc. (“Stanley”), 16%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Inc. (“Wells Capital”); Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The court denied the motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.sec.gov web site. These filings are available promptly after we file with or furnish them to the SEC.

ITEM 1A.	RISK FACTORS.

Wells VAF I has omitted a discussion of risk factors because, as a smaller reporting company, it is not required to provide such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2009.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, Wells VAF I owned direct interests in the following properties:

	Leased % as of December 31,
	2009	2008
1. Nathan Lane Building (Acquired September 20, 2006) A five-story office building located in Plymouth, Minnesota	100%	100%
2. Park Lane Building (Acquired January 5, 2007) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	100%	100%
3. Commerce Street Building (Acquired December 14, 2007) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	76%	76%
4. Parkway at Oak Hill Buildings (Acquired October 15, 2008) Two separate two-story office buildings located in Austin, Texas	35%	0%

Lease Expirations

As of December 31, 2009, the lease expirations scheduled during the following ten years for the properties owned by Wells VAF I, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2010 (1)	2	105,800	$1,083,220	24.8%	16.3%
2013 (2)	1	86,017	1,608,518	20.2	24.2
2015 (3)	3	13,988	280,518	3.3	4.2
2016 (4)	1	35,507	497,098	8.3	7.5
2017 (5)	2	64,714	1,172,660	15.2	17.7
Thereafter (6)	2	120,128	1,999,711	28.2	30.1

	11	426,154	$6,641,725	100.0%	100.0%

(1)	Park Lane Building: Mason Dixon Energy, Inc. lease (approximately 1,600 square feet) and Nathan Lane Building: Brocade lease (approximately 104,200 square feet).

(2)	Commerce Street Building: CMT lease (approximately 86,000 square feet).

(3)

Parkway at Oak Hill Buildings: The Solomon Group, Inc. lease (approximately 5,700 square feet), Sierra Systems, Inc. lease (approximately 5,400 square feet), and QD Solutions, Inc. lease (approximately 2,800 square feet).

(4)	Nathan Lane Building: Stanley lease (approximately 35,500 square feet).

(5)	Nathan Lane Building: Brocade lease (approximately 44,300 square feet and Parkway at Oak Hill Buildings: Surveying and Mapping, Inc. lease (approximately 20,500 square feet).

(6)	Park Lane Buildings: CGLIC lease (approximately 103,700 square feet) and Parkway at Oak Hill Buildings: Espey Consultants, Inc. lease (approximately 16,400 square feet).

Property Descriptions

The properties that Wells VAF I owned during the periods presented are further described below:

Nathan Lane Building

The Nathan Lane Building is a five-story office building containing approximately 184,000 rentable square feet located in Plymouth, Minnesota. The Nathan Lane Building was acquired on September 20, 2006. As of December 31, 2009, the Nathan Lane Building was 100% leased under lease agreements with Brocade (approximately 81%) and Stanley (approximately 19%). The majority of the Nathan Lane Building is under a net lease with Brocade, which occupies approximately 148,000 rentable square feet. The Brocade lease commenced on October 8, 1999, and was set to expire on April 30, 2010. On October 20, 2009, Wells VAF I and Brocade entered into a new lease agreement at the Nathan Lane Building, which terms are effective as of May 1, 2010. The new lease agreement reduced Brocade’s square footage from approximately 81% of the building to approximately 24% of the building, extended the lease term from April 30, 2010 to July 31, 2017, and provided for a three-month rent abatement period from February 1, 2010 through April 30, 2010. Pursuant to the new lease agreement, Brocade will no longer manage the Nathan Lane Building, and its annual base rent will increase from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. Brocade’s annual base rent will increase by approximately 3% annually beginning in May 2011, the thirteenth month of the lease. In addition to annual base rent, Brocade is also required to reimburse Wells VAF I for its pro rata share of all operating expenses and real estate taxes effective May 1, 2010. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. As of December 31, 2009, the annual base rent payable under the original Brocade lease for 81% of the Nathan Lane Building was approximately $1,502,000. The annualized rent payable in 2017 under the extended portion of the Brocade lease for 24% of the Nathan Lane Building will be approximately $774,000.

Stanley occupies approximately 36,000 rentable square feet of the Nathan Lane Building. The Stanley lease commenced on May 12, 2006 and expires on May 31, 2016. Stanley has the right, at its option, to extend the initial term of its lease for two additional five-year periods. As of December 31, 2009, the annual base rent payable under the Stanley lease was approximately $447,000. The annualized base rent payable in 2016 under the Stanley lease will be approximately $497,000. Effective May 1, 2010, Stanley will reimburse Wells VAF I for its pro rata share of the operating expenses and real estate taxes.

Park Lane Building

The Park Lane Building is a five-story office building containing approximately 105,000 rentable square feet and an eight-acre adjacent parcel of land containing a parking lot located in Pittsburgh, Pennsylvania. The Park Lane Building was acquired on January 5, 2007. As of December 31, 2009, the Park Lane Building was 100% leased and under lease agreements with CGLIC (approximately 99%) and Mason Dixon Energy, Inc. (“Mason Dixon”) (approximately 1%). The initial CGLIC lease, which included approximately 96,000 square feet, was scheduled to expire on January 31, 2009. In July 2008, CGLIC entered into a lease amendment to extend the lease term through January 31, 2020. Pursuant to the terms of the lease amendment, CGLIC increased the square footage leased to approximately 104,000 square feet effective August 1, 2008 through July 31, 2010. CGLIC will then expand and lease the entire Park Lane Building following the Mason Dixon lease expiration in July 2010. Effective August 1, 2008, CGLIC was responsible for paying operating expenses and real estate taxes for the

Park Lane Building, excluding Mason Dixon’s pro rata share. Upon Mason Dixon’s lease expiration, CGLIC will pay all operating expenses and real estate taxes for the Park Lane Building. CGLIC has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. As of December 31, 2009, the annual base rent payable under the CGLIC lease was approximately $1,181,000. The annualized rent payable in 2020 under the CGLIC lease will be approximately $1,660,000.

Commerce Street Building

The Commerce Street Building is a four-story office building containing a total of approximately 118,000 square feet, of which we own approximately 115,000 rentable square feet and two floors of a parking deck located in Nashville, Tennessee. The Commerce Street Building was acquired on December 14, 2007. As of December 31, 2009, the Commerce Street Building was 76% leased and under a lease agreement with CMT. The initial lease, which includes approximately 57,000 square feet, commenced on October 1, 2002 and expires on May 31, 2013. On August 1, 2005, CMT executed an amendment to its original lease agreement, increasing the square footage leased by an additional 29,000 square feet, which commenced on June 1, 2006 and also expires on May 31, 2013. CMT has the right, at its option, to extend the initial term of its lease for two additional five-year periods. The first extension option contains stipulated annualized rental income of approximately $1.7 million with annual increases of approximately $34,400, and the second extension option is at 95% of the then-current market rental rate. As of December 31, 2009, the annual base rent payable under the CMT lease was approximately $1,505,000. The annualized base rent payable in 2013 under the CMT lease will be approximately $1,609,000.

Parkway at Oak Hill Buildings

The Parkway at Oak Hill Buildings consist of two separate two-story office buildings containing a combined total of approximately 146,000 rentable square feet and a three-story parking garage located in Austin, Texas. The Parkway at Oak Hill Buildings were vacant when acquired on October 15, 2008 and are currently approximately 56% leased to six tenants: Wells Fargo Bank, N.A. (approximately 21%, expiring April 2020); Surveying and Mapping, Inc. (approximately 14%, expiring August 2017); Espey Consultants, Inc. (approximately 11%, expiring August 2020); The Solomon Group, Inc. (approximately 4%, expiring August 2015); Sierra Systems, Inc. (approximately 4%, expiring April 2015); and QD Solutions, Inc. (approximately 2%, expiring May 2015). On February 22, 2010, Wells VAF I and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a 120-month lease agreement for approximately 21% of the Parkway at Oak Hill Buildings. The lease commencement date is the earlier of the date on which (i) the tenant improvements are substantially complete, or (ii) Wells Fargo accepts possession and occupies the space. Based on an estimated commencement date of May 1, 2010, following a 12-month rental abatement period, annual base rent of $12.00 per square foot shall be payable through April 30, 2012 and increases to $15.00 per square foot effective May 1, 2012. Effective May 1, 2013, annual base rent of $17.50 per square foot shall be payable and is scheduled to increase by $0.50 per square foot annually beginning on May 1, 2014. In addition to monthly base rent, following a 12-month rental abatement period, Wells Fargo is also required to reimburse Wells VAF I for its pro rata share of all operating expenses and real estate taxes for the Parkway at Oak Hill Buildings. Wells Fargo has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. During the first six months of the lease term, Wells Fargo has the right to lease up to 6,000 additional square feet of the Parkway at Oak Hill Buildings. The annualized base rent payable in 2020 under the Wells Fargo lease will be approximately $636,000.

ITEM 3.	LEGAL PROCEEDINGS.

We are from time to time a party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the year ended December 31, 2009.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR WELLS VAF I’S INVESTOR MEMBER INTERESTS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Summary

As of February 28, 2010, 51,854 shares of investor member interests, held by a total of 596 investor members, were outstanding. Capital contributions are equal to $1,000.00 per share of investor member interest. A public trading market has not been established for Wells VAF I’s shares of investor member interests, nor is such a market anticipated to develop in the future. The operating agreement provides WIM with the right to prohibit transfers of shares under certain circumstances.

Share Valuation

We are required to report the estimated value of the investor member interests annually to our members in the next annual or quarterly report sent to members following the property valuation process set forth in the Advisory Agreement. In accordance with our Advisory Agreement, each year one-third of the properties will be appraised by an independent appraiser, and the remaining two-thirds will be appraised by personnel of WIM or its affiliates and reviewed by an independent appraiser. For purposes of the 2009 valuation, independent appraisals were completed by Integra Realty Resources on the Nathan Lane Building and the Park Lane Building, while internal appraisals by personnel of WIM or its affiliates were completed on the Commerce Street Building and the Parkway at Oak Hill Buildings and subsequently reviewed by PricewaterhouseCoopers LLP as required by our Advisory Agreement. The final appraisals were utilized to determine the aggregate asset value of the assets under management for purposes of computing the appropriate amount of the annual asset management fee. The aggregate value of the assets under management discussed above, along with other assets and liabilities, were used to calculate the estimated value of the investor member interests. The estimated share valuations are intended to be an estimate of the distributions that would be made to investor members assuming an orderly liquidation of our assets.

Utilizing the methodology described above and based upon market conditions existing in early December 2009, Wells VAF I estimated the share valuations as of December 31, 2009 to be an average of approximately $803 per share, dependent upon each investor member’s time of purchase in relation to Wells VAF I’s offering period. Individual member share values will likely vary from the average share value disclosed as a result of the complexities of the net cash flow distribution calculation described in detail below. These estimates should not be viewed as an accurate reflection of the price at which investor members might be able to sell their shares. There is no established public trading market for Wells VAF I’s investor member shares, and it is not anticipated that a public trading market for the shares will ever develop. The valuations performed by Wells VAF I are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific investor member shares. In addition, property values are subject to change and could decline in the future.

In addition, once Wells VAF I begins the process of selling certain of its properties and distributing the net sale proceeds, the remaining value of the Wells VAF I’s portfolio of properties, and resulting value of Wells VAF I’s investor member shares, will naturally decline.

Distribution of Net Cash Flow

We may not make significant regular distributions from cash flow from operations, and we have the discretion not to distribute cash flow generated as net proceeds of nonliquidating sales of our properties, if WIM determines that it is in the best interest of Wells VAF I and its members to use such net proceeds to enhance the value of Wells VAF I’s portfolio. Our principal investment strategy is to operate and/or develop, improve, and dispose of properties in a manner that enhances their appreciation in value for realization upon property sales over the mid-term. Accordingly, a significant portion of any cash flow from operations may be deployed by Wells VAF I in value-enhancing strategies for its portfolio of properties, and some portion of nonliquidating net sale proceeds may also be deployed for such purposes.

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

Net cash flow distributions to investor members are accrued for accounting purposes in the quarter declared and paid to investor members in the following quarter. No cash distributions were paid to Wells Management during the years ended December 31, 2008 or 2009. Effective December 4, 2009, Wells VAF I executed the fourth amendment to the Bank of America Loan (see Note 3 to our accompanying financial statements), which contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding.

Redemption of Shares of Investor Member Interests

We did not redeem any securities during the quarter ended December 31, 2009.

Unregistered Issuance of Securities

During 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA.

Wells VAF I has omitted presentation of selected financial data because, as a smaller reporting company, it is not required to provide such information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report.

Overview

We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to termination in September 2008. We completed our first real estate acquisition in September 2006, and throughout 2007 and 2008, we continued to invest proceeds from our private placement offering. Thus, our results of operations for the periods presented reflect growing operational revenues and expenses, and fluctuating levels of interest expense relative to the size of our portfolio.

Summary information relating to our properties is presented below:

•

The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently 100% leased to two tenants, Brocade and Stanley. The currently effective Brocade lease expires in April 2010 and the Stanley lease expires in May 2016. On October 20, 2009, Wells VAF I and Brocade entered into a new lease agreement at the Nathan Lane Building, which reduced Brocade’s square footage from approximately 81% of the building to approximately 24% of the building and extended the lease term from April 30, 2010 to July 31, 2017, effective as of May 1, 2010.

•

The Park Lane Building is a five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania, that was acquired in January 2007 and is currently 100% leased to two tenants. The major lease to CGLIC expires in January 2020.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 76% leased to CMT through May 2013.

•

The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 56% leased to six tenants following the execution of the Wells Fargo lease on February 22, 2010, which extends through April 2020.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 5.9% in the fourth quarter of 2009, according to preliminary estimates. For the full year of 2009, real GDP decreased 2.4% compared with a growth rate of 0.4% in 2008. The decrease in real GDP in 2009 reflected negative contributions from nonresidential fixed investment, private inventory investment, residential fixed investment, and personal consumption expenditures.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2009, as evidenced by a vacancy rate of 17.0% for the fourth quarter compared to 14.5% vacancy this same time a year ago. There was negative net absorption of 81 million square feet in 2009 in addition to the 42 million square feet of negative absorption in 2008. Average rents have also declined from their peak in third quarter 2008 of $29.37, to current rates of $27.80, a decline of 5.3%.

Office fundamentals deteriorated as expected in 2009, with rising vacancies, lower rental rates, and negative absorption. Though the recession technically may have ended, the labor markets have yet to stabilize. Until labor markets stabilize and businesses start hiring again, thereby requiring more space, office market fundamentals will remain weak.

Transaction volume was significantly lower in 2009 compared with earlier years. The volume of office properties selling for more than $5 million decreased to $15.5 billion in 2009, a 71% decrease from 2008 numbers and a 93% decrease from the $211 billion recorded in 2007. However, the second half of 2009 was more active than the first half, implying that the investment markets could be improving. The anticipation of distressed sales of over-leveraged properties in 2009 never fully materialized, as lenders have generally opted to extend or restructure loans to avoid foreclosures.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As some of the leases at our properties were negotiated at times during which the market demanded higher rental rates, as compared with today, any new leasing activities for these tenant spaces may result in a decrease in future rental rates.

Less diversified real estate funds that own few properties, such as Wells VAF I, and those funds with current vacancies or near-term tenant rollover, such as Wells VAF I, may face a challenging leasing environment. In April 2010, Brocade, the majority tenant at the Nathan Lane Building, will reduce its square footage leased from approximately 81% of the building to approximately 24%. In addition, the Parkway at Oak Hill Buildings are currently approximately 44% vacant. These properties, in particular, may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market. Our investment strategy, which includes either renewing an existing tenant’s lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for the investor members.

Liquidity and Capital Resources

Overview

During the period from September 2005 through September 2008, we raised funds through the sale of shares of investor member interests under our private placement offering. We used all proceeds from the sale of shares, net of offering costs, and other expenses, primarily to acquire real properties and fund certain re-leasing costs and capital improvements. We expect that our primary source of future cash flows will be cash generated from the operations of our properties, proceeds from third-party borrowings, and net proceeds from the sale of our properties.

Our operating strategy entails funding expenditures related to the recurring operations of the properties with operating cash flows, assessing the amount of operating cash flows and proceeds from third-party borrowings that will be required to fund future re-leasing costs and other capital improvements, and evaluating residual operating cash flows for distribution to our investor members. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distributions to investor members.

Short-Term Liquidity and Capital Resources

During the year ended December 31, 2009, we generated net cash flows from operating activities of approximately $1.9 million. Such operating cash flows reflect receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. During 2009, we continued to withhold distributions to the investor members to fund capital expenditures and re-leasing costs for our properties. From operating cash flows, cash on hand, and net debt proceeds, during 2009 we funded capital expenditures and re-leasing costs at the properties of approximately $2.0 million, made debt repayments of $0.4 million, and reserved the remainder of cash on hand to fund future capital expenditures and re-leasing costs anticipated for our properties.

During the year ended December 31, 2009, we obtained net debt proceeds of $2.5 million. Such proceeds remaining, after funding the re-leasing costs associated with the Espey Consultants, Inc. lease at the Parkway at Oak Hill Buildings, will primarily be used to fund the tenant allowance reimbursement obligation related to the CGLIC lease at the Park Lane Building. We intend to continue to raise capital from third-party borrowings and to use such capital plus, in the event of a property disposition, net proceeds from the sale of properties unless restricted under the Bank of America Loan as further described below, primarily to fund anticipated capital expenditures or re-leasing costs for our properties.

As further described below, the Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. We expect to utilize the residual cash balance on hand as of December 31, 2009 of approximately $2.8 million to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

Bank of America Loan

We are party to a $23.5 million term loan with Bank of America National Association (“Bank of America”) that is scheduled to mature on May 30, 2010 (the “Bank of America Loan”). The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan. On December 4, 2009, we entered into the Fourth Consolidated Amendatory Agreement (the “Fourth Amendment”) with Bank of America, which extended the maturity date from November 30, 2009 to May 30, 2010, and provides that Bank of America may, upon request by Wells VAF I and the occurrence of certain conditions, further extend the maturity date to November 30, 2010. The Fourth Amendment contains restrictive covenants that prohibit us from declaring or paying dividends or other distributions to our investor members while the Bank of America Loan is outstanding. In addition, all future net cash flows from the collateralized properties are required to be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $16,033 and monthly interest payments at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. All remaining cash flow from the collateralized properties will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties. Further, net proceeds from the sale of the collateralized properties must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio. If we are unable to make any loan payments and are found to be in default under the terms of the Bank of America Loan, Bank of America could foreclose on the Nathan Lane Building and Park Lane Building, which serve as collateral for the loan pursuant to a mortgage agreement, and seek to obtain a judgment against us for any amount still owing to Bank of America under the credit facility after the foreclosure and sale of the properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

The Bank of America Loan contains, among others, the following restrictive covenants:

•	limits our ratio of debt-to-total-asset value, as defined, to 70% or less at all times;

•	requires our ratio of net operating income-to-interest expense, as defined, to be greater than 1.5:1 at all times;

•	limits our ratio of variable rate debt to total asset value, as defined, to 30% or less at all times; and

•	limits investments that fall outside our core investments of improved office and industrial properties.

As of December 31, 2009, we were in compliance with all restrictive covenants under the Bank of America Loan agreement. As a result of the anticipated reduction in square footage leased by Brocade effective May 2010 at the Nathan Lane Building as well as the additional interest expense that we will incur in connection with the A10 Loans (as defined below), we could face future challenges in complying with the restrictive covenants required under the terms of the Bank of America Loan agreement. If it is determined that we will not be in compliance with all restrictive covenants under the Bank of America Loan agreement, we would seek (i) a temporary waiver from Bank of America or (ii) a permanent amendment to modify the respective debt covenant(s).

A10 Capital Loans

On February 24, 2010, we entered into two loan agreements with A10 Capital, LLC (the “Lender); one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other. The initial advances under the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively.

Long-Term Liquidity and Capital Resources

Our offering of investor member interests terminated on September 15, 2008. Substantially all equity proceeds raised from the sale of investor member interests have been used to fund property acquisitions. As such, we expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, third-party borrowings, and, eventually, net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any outstanding indebtedness, and repayment of outstanding borrowings.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of outstanding third-party borrowings. In May 2010, Brocade, the majority tenant at the Nathan Lane Building, which accounted for 30% of our aggregate revenue for the year ended December 31, 2009, will reduce its square footage leased from 81% to 24% of the Nathan Lane Building. Accordingly, our net income will be reduced to the extent we are unable to re-lease the vacant space and we may have to expend substantial funds to re-lease the vacant space. In addition, to the extent the Parkway at Oak Hill Buildings continue to remain primarily vacant, increased property operating expenses and asset and property management fees relating to the acquisition of the Parkway at Oak Hill Buildings may reduce our cash flow from operating activities. We expect that substantially all future debt proceeds will be used to fund certain re-leasing costs and capital expenditures for our existing properties.

Contractual Commitments and Contingencies

We are contractually committed to repay the Bank of America Loan in full along with any accrued and unpaid interest by May 30, 2010. As of December 31, 2009, we owed $23.5 million on the Bank of America Loan. As a result of the execution of the A10 Loans in February 2010, we are contractually committed to repay the A10 Loans in full along with any accrued and unpaid interest by March 1, 2013.

Results of Operations

Overview

During the fourth quarter of 2008, we acquired one additional property, bringing our total portfolio to four properties as of December 31, 2009. Accordingly, the results of operations presented for the years ended December 31, 2009 and 2008 are not directly comparable.

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2008

Rental income decreased from $5,686,041 for the year ended December 31, 2008, to $5,560,103 for the year ended December 31, 2009, primarily due to a lease amendment executed with CGLIC at the Park Lane Building in July 2008, which reduced the base rental rate in favor of requiring the tenant to reimburse the landlord for its pro rata share of the property operating costs and real estate taxes effective August 1, 2008. Absent securing leases for the currently vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we expect future rental income to remain at a level similar to current rental income until May 2010, at which point rental income is expected to decline unless Wells VAF I is able to secure a replacement tenant for the square footage at the Nathan Lane Building that Brocade has contracted to return to Wells VAF I.

Tenant reimbursements increased from $776,034 for the year ended December 31, 2008, to $1,357,037 for the year ended December 31, 2009, primarily as a result of the lease amendment executed with CGLIC in July 2008 explained above, which required the tenant to be responsible for funding its pro rata share of the property operating expenses and real estate taxes for the Park Lane Building effective August 1, 2008. Absent securing leases for the currently vacant space at the Commerce Street Building and the Parkway at Oak Hill Buildings, we expect future tenant reimbursements to remain at a level similar to current tenant reimbursements until May 2010, at which point tenant reimbursements are expected to increase slightly as Brocade and Stanley begin to reimburse their pro rata share of property operating costs at the Nathan Lane Building due to the change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment executed in October 2009 (See Item 2 – Properties).

Bad debt recoveries decreased from $214,160 for the year ended December 31, 2008, to $0 for the year ended December 31, 2009, primarily as a result of collecting previously reserved amounts due from the seller of the Park Lane Building in the third quarter of 2008.

Property operating costs increased from $2,221,479 for the year ended December 31, 2008, to $3,099,353 for the year ended December 31, 2009, primarily as a result of (i) the acquisition of the Parkway at Oak Hill Buildings in October 2008, (ii) an increase in real estate taxes levied at the Commerce Street Building, and (iii) repair and maintenance expenses incurred at the Commerce Street Building in 2009. We anticipate property operating costs to remain at a level similar to current property operating costs until May 2010, at which point property operating costs are expected to increase due to the change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment executed in October 2009 (See Item 2 – Properties). The increase in property operating costs will be partially offset by the increase in tenant reimbursements discussed above.

Asset and property management fees increased from $505,717 for the year ended December 31, 2008, to $645,295 for the year ended December 31, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $916,211 for the year ended December 31, 2008, to $1,361,775 for the year ended December 31, 2009, primarily as a result of the acquisition of the Parkway at Oak Hill Buildings in October 2008. Absent leasing activity at the properties in our portfolio, we anticipate depreciation expense to remain at similar levels in the future.

Amortization expense decreased from $4,142,954 for the year ended December 31, 2008, to $2,862,449 for the year ended December 31, 2009, primarily as a result of recognizing less amortization of intangible lease assets in 2009 due to the expiration of the lease that was in place at the time of the acquisition of the Park Lane Building, partially offset by an increase in amortization of deferred leasing costs incurred at the Park Lane Building as a result of the July 2008 CGLIC lease amendment. Absent leasing activity at the properties in our portfolio, we anticipate amortization expense to remain at similar levels in the future.

General and administrative expenses increased from $603,743 for the year ended December 31, 2008, to $775,351 for the year ended December 31, 2009, primarily due to an increase in legal fees, accounting fees, and printing costs incurred in connection with additional reporting and regulatory requirements, partially offset by a decrease in legal fees at the Park Lane Building incurred in connection with collecting reserved amounts due from the seller of the Park Lane Building in the third quarter of 2008 (see the bad debt recoveries disclosure above). Absent timing differences, we anticipate that changes in future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $726,246 for the year ended December 31, 2008, to $1,045,000 for the year ended December 31, 2009, primarily as a result of an increase in the average balance outstanding on the Bank of America Loan related to the acquisition of the Parkway at Oak Hill Buildings in October 2008 and an increase in the annualized borrowing rate from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009. All else being equal, we anticipate interest expense to increase as a result of the execution of the A10 Loans in February 2010, as well as the aforementioned change in the Bank of America Loan borrowing rate, effective June 30, 2009.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions are different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of Wells VAF I’s real estate assets and related intangible assets as of December 31, 2009.

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

During the years ended December 31, 2009 and 2008, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$112,552	$1,843,169	$875,229	$138,710

2008	$368,347	$3,128,465	$958,549	$138,709

As of December 31, 2009 and 2008, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2009	$ 545,261	$7,740,086	$4,324,224	$694,078

December 31, 2008	$1,123,611	$10,499,109	$4,512,612	$694,078

The remaining net intangible assets and liabilities balances as of December 31, 2009 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$ 54,454	$ 752,254	$ 550,460	$ 81,481
2011	37,032	424,848	391,864	52,866
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,613	35,573
2014	37,031	158,067	113,705	23,218
Thereafter	52,461	255,323	161,082	32,893

	$255,042	$2,284,573	$1,838,588	$278,897

Weighted-Average Amortization Period	4 years	3 years	3 years	3 years

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

Related-Party Transactions and Agreements

We have entered into agreements with WIM, Wells Management, and Wells Investment Securities, Inc. (“WIS”) whereby we pay certain fees and expense reimbursements to WIM, Wells Management, and WIS for selling commissions; dealer-manager fees; acquisition and advisory fees; reimbursements for acquisition expenses; reimbursements for organizational and offering expenses; asset management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Commitments and Contingencies

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2009 (1)
Park Lane Building	Connecticut General Life Insurance Company	$1.5 million

Nathan Lane Building	Brocade Communications Systems, Inc.	$1.3 million (2)

Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.7 million

(1)

In the first quarter of 2010, Wells VAF I entered into a new lease agreement at the Parkway at Oak Hill Buildings, which includes a tenant allowance obligation of approximately $1.2 million (see Subsequent Events below).

(2)

Approximately $0.6 million of this tenant allowance obligation has been incurred; therefore, in our accompanying balance sheets, this amount has been recorded as accrued capital expenditures as of December 31, 2009.

Subsequent Events

Leasing Activity at the Parkway at Oak Hill Buildings

On February 22, 2010, Wells VAF I entered into a 120-month lease agreement with Wells Fargo for approximately 21% of the Parkway at Oak Hill Buildings. The lease commencement date is the earlier of the date on which (i) the tenant improvements are substantially complete, or (ii) Wells Fargo accepts possession and occupies the space. Based on an estimated commencement date of May 1, 2010, following a 12-month rental abatement period, annual base rent of $12.00 per square foot shall be payable through April 30, 2012 and increases to $15.00 per square foot effective May 1, 2012. Effective May 1, 2013, annual base rent of $17.50 per square foot shall be payable and is scheduled to increase by $0.50 per square foot annually beginning on May 1, 2014. In addition to monthly base rent, following a 12-month rental abatement period, Wells Fargo is also required to reimburse Wells VAF I for its pro rata share of all operating expenses and real estate taxes for the Parkway at Oak Hill Buildings. Wells Fargo is entitled to a landlord-funded tenant allowance of approximately $1.2 million. Wells Fargo has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. During the first six months of the lease term, Wells Fargo has the right to lease up to 6,000 additional square feet of the Parkway at Oak Hill Buildings.

A10 Capital Loans

On February 24, 2010, Wells VAF I entered into two loan agreements with A10 Capital, LLC (the “Lender”); one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only and the entire principal balance is due at maturity, assuming no prior principal prepayment. Wells VAF I may prepay the A10 Loans in whole or in part at any time prior to the maturity date; however, if the A10 Loans are prepaid prior to September 1, 2010, a prepayment premium of 2% will be applied to the principal balance upon payoff; if the A10 Loans are prepaid after September 1, 2010, but on or before March 1, 2012, no prepayment premium is due; and, if the A10 Loans are prepaid after March 1, 2012, including the principal balance paid on the maturity date, a prepayment premium of 1% will be applied to the principal balance upon payoff. In addition, if one of the A10 Loans is paid in full prior to full payment of the other A10 loan, a $1.0 million payment must be paid to the Lender to be applied against the outstanding balance of such other A10 loan. The A10 Loans are cross-defaulted and cross-collateralized with each other. Wells VAF I, as guarantor, has guaranteed payment of the A10 Loans pursuant to the Conditional Terminating Guaranty (the “Guaranty”). The Guaranty will terminate upon the occurrence of an event of default, provided that Wells VAF I has taken certain steps to protect the collateral securing the A10 Loans, that there is no voluntary or involuntary bankruptcy relating to the borrower, and that the collateral is transferred via deed in lieu of foreclosure if requested by the Lender, as described in the Guaranty. The initial advances under the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively. Approximately $5.0 million of the initial advances was placed in escrow accounts held by lenders primarily to fund capital improvements and re-leasing costs at the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Wells VAF I has omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, it is not required to provide such information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Wells VAF I’s independent registered public accountants, Frazier & Deeter, LLC, during the years ended December 31, 2009 and 2008.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of December 31, 2009. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of December 31, 2009, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Wells VAF I’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WIM

We have no officers or directors and operate under the direction of the board of directors of WIM, our manager (the “Board of Directors”). WIM was formed in August 2005 to bring together the comprehensive real estate services experience and expertise of key personnel within WREF whose services are important to the successful management and conduct of our operations to achieve our objectives as a value-added investment program. The executive offices of WIM are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Pursuant to its appointment by Wells Management to serve as the manager, WIM organizes and deploys personnel to perform all of the property selection, acquisition, asset management, disposition, and other functions required by Wells VAF I. WIM is a wholly owned subsidiary of Wells Management, our sponsoring member.

Directors and Executive Officers of Manager

The Board of Directors is responsible for the management and control of our affairs. Individuals on the Board of Directors have been designated to serve as the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of WIM and consequently serve that role for us through their position with WIM. The Board of Directors functions as the investment committee (the “Investment Committee”) for us, and makes all final decisions about property acquisitions and dispositions. The Investment Committee provides financial, investment, business, and other advice and assistance with respect to existing and prospective investments, including the evaluation of the proposed terms of any investment opportunity in light of our purpose and investment objectives. In addition, the Board of Directors provides ongoing supervision and direction for portfolio management and asset management. Investor members may not directly affect the composition of the Board of Directors; however, pursuant to the operating agreement, investor members may elect to remove WIM as the manager upon the affirmative vote of investor members holding greater than two-thirds of the outstanding shares of investor member interests.

We have provided below certain information regarding the officers and directors who comprise the Board of Directors and who are expected to make a significant contribution to us. None of the directors are independent.

Name	Age*	Position with Wells Investment Management
Leo F. Wells, III	66	Principal Executive Officer, Director and Chairman of the Board
Kevin A. Hoover	45	President and Portfolio Manager
Douglas P. Williams	59	Principal Financial Officer, Principal Accounting Officer, Director, Senior Vice President, Secretary and Treasurer
Donald R. Henry	49	Director and Senior Vice President
F. Parker Hudson	62	Director and Senior Vice President
Randall D. Fretz	57	Director
Kevin D. Race	49	Director
M. Scott Meadows	46	Director
Joseph P. Oglesby	58	Director

*	As of February 28, 2010

Leo F. Wells, III

Mr. Wells has served as the Principal Executive Officer, Chairman of the Board and a director of WIM since September 2005. He is also the President, Treasurer, and sole director of Wells Management, our sponsoring member. He is also the sole stockholder, President, and sole director of WREF, which he founded in 1984. WREF is the parent corporation of Wells Management, Wells Capital, WIS, Wells Asset Management, Inc., and Wells & Associates, Inc. Mr. Wells is also the President, Treasurer, and sole director of Wells Capital, a company incorporated in 1984 which serves as the external advisor to certain WREF-sponsored real estate programs; Wells Asset Management, Inc., a company organized in 1997, which serves as an investment advisor to the Wells Family of Real Estate Funds; Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978; and Wells Development Corporation, a company organized in 1997 to develop real properties. Mr. Wells is the President and a director of Wells Real Estate Investment Trust II, Inc. and Wells Real Estate Investment Trust III, Inc., which are public real estate programs not listed on a securities exchange. He is also the President of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as President and Chairman of the Board of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., a public REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired entities affiliated with WREF and became a self-advised REIT. From 2006 to 2008, Mr. Wells was the President and a director of Institutional REIT, Inc. (“Institutional REIT”), a prior public program sponsored by WREF.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

Kevin A. Hoover

Mr. Hoover has served as the President and Portfolio Manager of WIM since September 2005. He also serves as Managing Director – Portfolio and Asset Management for WREF. As the portfolio manager for Wells VAF I, he works closely with the real estate team on the day-to-day operations and overall strategy of Wells VAF I. Mr. Hoover is also a member of the investment committee for WREF. Mr. Hoover has more than 20 years of broad-based, commercial real estate experience, including portfolio and investment management, marketing, investment analysis and underwriting, and valuation. Immediately prior to joining WREF in 2004, Mr. Hoover was a Principal, Equity Portfolio Management, for Lend Lease Real Estate Investments Inc. During his nine-year tenure at Lend Lease, Mr. Hoover held numerous positions and was responsible for sourcing investment capital with Middle Eastern clients and placing it in U.S. real estate investment opportunities. Mr. Hoover is an MAI member of the Appraisal Institute and holds the CCIM designation with the CCIM Institute. He is a member of the Urban Land Institute (ULI), the Commercial Real Estate Development Association (NAIOP), and the National Association of Real Estate Investment Managers (NAREIM). Mr. Hoover is a first honor graduate of the University of Georgia with a Bachelor of Business Administration degree in real estate.

Douglas P. Williams

Mr. Williams has served as the Principal Financial Officer, Principal Accounting Officer, Senior Vice President, Secretary, Treasurer, and a director of WIM since September 2005. He also serves as Senior Vice President of Wells Capital, a position he has held since 1999. Mr. Williams is the Executive Vice President, Secretary, Treasurer, and a director of Wells Real Estate Investment Trust II, Inc. and Wells Real Estate Investment Trust III, Inc. Mr. Williams also serves as Executive Vice President, Secretary and Treasurer of Wells Timberland REIT, Inc. He is also a Vice President of WIS (as well as Chief Financial Officer, Treasurer, and a director), WREF, Wells Management, Wells Asset Management, Inc., and Wells Advisors, Inc. Mr. Williams served as Executive Vice President, Secretary, and Treasurer and a director of Piedmont REIT from 2000 to 2007 and of Institutional REIT from 2006 to 2008.

From 1996 until joining WREF in 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with FINRA as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Graduate Business Administration at Dartmouth College.

Donald R. Henry

Mr. Henry has served as the Senior Vice President and a director of WIM since September 2005. He also serves as Chief Real Estate Officer for WREF. Mr. Henry oversees the acquisitions, finance, dispositions, and property and asset management functions for the real estate group at WREF. Prior to being named Chief Real Estate Officer, Mr. Henry was Managing Director of the asset management department. In this capacity, Mr. Henry supervised a group whose responsibilities included performing due diligence on acquisition targets, developing and implementing long-term investment strategies for each property, executing value-added strategies, and positioning properties for sale. Mr. Henry is also a Senior Vice President of Wells Capital, a position he has held since February 2007. Prior to joining WREF in July 2002, Mr. Henry was a Principal and Senior Operating Officer with Lend Lease Real Estate Investments, Inc., from September 1993 to June 2002, where he served as a portfolio manager for both public and corporate pension funds with investments in retail, office, industrial and senior living properties with core and value-added investment characteristics. Prior to assuming a portfolio management role, Mr. Henry was an asset manager in the company’s retail group, having investment management responsibilities for regional malls and power centers. Mr. Henry earned a Bachelor of Arts degree from Oglethorpe University, where he graduated magna cum laude. He is a CFA charter holder.

F. Parker Hudson

Mr. Hudson has served as the Senior Vice President and a director of WIM since September 2005. He also serves as Managing Director – Dispositions and Portfolio Management of WREF. He has over 35 years’ experience in all aspects of real estate investment, disposition, and development. Prior to joining WREF in April 2003, Mr. Hudson was a senior investment broker with Carter & Associates, a privately held full-service commercial real estate firm, from 1998 to 2003. Mr. Hudson holds the Certified Commercial Investment Member (CCIM) designation and is a Senior Instructor in the CCIM education program. Mr. Hudson earned a Bachelor of Arts degree in Economics from the University of North Carolina and a Master of Science degree in Economics from the London School of Economics, as a Marshall Scholar.

Randall D. Fretz

Mr. Fretz has served as a director of WIM since September 2005. He also serves as Chief of Staff and a Vice President of WREF, Senior Vice President of Wells Capital, Vice President for Wells Management, and a director of WIS. Mr. Fretz also serves as Senior Vice President of Wells Real Estate Investment Trust II, Inc., Wells Real Estate Investment Trust III, Inc., and Wells Timberland REIT, Inc. Mr. Fretz is primarily responsible for corporate strategy and planning, and advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home décor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a Bachelor’s degree in Sociology and in Physical Education from McMaster University in Hamilton, Ontario. He also earned an M.B.A. from the Ivey School of Business in London, Ontario.

Kevin D. Race

Mr. Race has served as a director of WIM since May 2008. He also serves as Chief of Financial Strategy for WREF. Mr. Race has more than two decades of finance and banking experience. Prior to joining WREF in November 2007, Mr. Race served as President, and then Chief Executive Officer, of HomeBanc Corp. from 2004 to 2007. He was instrumental in its reorganization and 2004 initial public offering. Mr. Race was previously President and Chief Operating Officer of HomeSide Lending, Inc., and President and Chief Financial Officer of Fleet Mortgage Group. He also held positions at Fleet Financial Group based in Providence, Rhode Island, and the Investment Bank of Citicorp in New York. Mr. Race serves on the Board of Directors for the Metro Atlanta YMCA. Mr. Race earned a Bachelor’s degree in Economics and Finance from Trinity University.

M. Scott Meadows

Mr. Meadows has served as a director of WIM since September 2005. He also serves as Senior Vice President of Wells Management, our sponsoring member. Prior to joining Wells Management in 1996, Mr. Meadows served as senior property manager for The Griffin Company, a full-service commercial real estate firm in Atlanta, where he was responsible for managing a portfolio of office and retail properties. Mr. Meadows is a Georgia real estate broker and holds a Real Property Administrator (RPA) designation from the Building Owners and Managers Institute International and a Certified Property Manager (CPM) designation from the Institute of Real Estate Management. He is also a member of the Commercial Real Estate Development Association (NAIOP), Institute of Real Estate Management (IREM), and Building Owners and Managers Association (BOMA). Mr. Meadows is a member of Vistage International, an executive performance organization dedicated to producing better leaders who make better decisions and achieve better results. He graduated from the University of Georgia with a Bachelor of Business Administration degree in Management.

Joseph P. Oglesby

Mr. Oglesby has served as a director of WIM since May 2008. He also serves as Chief Investment Officer of WREF and is responsible for all real estate acquisition, disposition, and finance functions. Mr. Oglesby has nearly 30 years of experience in the commercial real estate field. Prior to joining WREF in August 2003, he was a Senior Vice President of development at Orix Real Estate Equities. Mr. Oglesby also served in senior real estate development and management positions with Jones Lang LaSalle; Compass Management and Leasing, a real estate services company; Faison, a real estate development and management company; and Portman Properties, a real estate development company. Mr. Oglesby is a graduate of the Georgia Institute of Technology and holds a Bachelor of Science degree in Industrial Engineering and a Master of Business Administration degree in Finance from Georgia State University. He is a licensed real estate broker in Georgia.

Financial Oversight Committee

Wells VAF I does not have an audit committee. Accordingly, Wells Management, our sponsoring member, has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of an affiliate of our sponsoring member; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither Wells VAF I nor WIM has an audit committee and the Financial Oversight Committee is not independent of Wells VAF I or WIM, we do not have an “audit committee financial expert.”

Code of Ethics

Wells VAF I does not have any officers; however, Wells Management, our sponsoring member, has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer with respect to Wells VAF I. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	EXECUTIVE COMPENSATION

Wells VAF I does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of compensation paid by Wells VAF I nor tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of Wells VAF I has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by Wells VAF I payable to WIM and its affiliates during the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No investor member beneficially owns more than 5% of the outstanding investor member shares of Wells VAF I.

(b)	We have no officers or directors. The directors and officers of WIM are responsible for our day-to-day operations and overall management functions. Set forth below is the security ownership of WIM’s management as of February 28, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Investor Member Interests	Kevin A. Hoover	50.0	Less than 1%
Investor Member Interests	M. Scott Meadows	59.3	Less than 1%
Investor Member Interests	All officers and directors as a group	109.3	Less than 1%

(1)	None of the shares are pledged as security.

(c)	No arrangements exist which would, upon operation, result in a change in control of Wells VAF I.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Relationship with Wells Management, WIM, and WIS

WIM is wholly owned by our sponsor, Wells Management, as its sole member. Wells Management is a wholly owned subsidiary of WREF, which is owned 100% by Leo F. Wells, III. Under our operating agreement, Wells Management has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I. Pursuant to its authority Wells Management appointed WIM to serve as our manager. During our private placement offering, WIS, which is indirectly owned 100% by Mr. Wells, served as our dealer-manager. We have entered into agreements with WIM and WIS, as discussed below, pursuant to which we pay our affiliates certain fees for services relating to our offering and the investment and management of our assets.

Sponsoring Member Interest

On September 27, 2005, Wells VAF I received a $1,000,000 contribution from Wells Management for a subordinated interest therein. During the start-up period, proceeds from this contribution were held as working capital and used primarily to fund initial operating costs. Following the start-up period, the residual proceeds were distributed to investor members. Wells Management’s interest is subordinated to investor members in earnings allocations and distributions from Wells VAF I. See “Distribution of Net Cash Flow” under Item 5, “Market for Wells VAF I’s Investor Member Interests and Related Security Holder Matters” for a discussion of the distributions Wells Management receives in connection with its subordinated interest.

Advisory Agreement

On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Wells VAF I may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm’s length, and we will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.

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

Dealer-Manager Agreement

Wells VAF I executed a dealer-manager agreement with WIS on September 15, 2005, whereby WIS performed the dealer-manager function for Wells VAF I in its private placement offering. For these services, Wells VAF I incurred sales commissions and dealer-manager fees on the gross offering proceeds raised from the sale of shares of investor member interests of up to 4.0% and 1.5%, respectively, at the time the shares were sold. Under the dealer-manager agreement, a portion of dealer-manger fees, in an aggregate amount of up to 0.75% of gross offering proceeds, was re-allowed to participating broker/dealers as marketing fees. The dealer-manager agreement terminated on September 15, 2008, upon completion of our offering; however, certain provisions, including those regarding indemnification, survive termination.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the years ended December 31, 2009 and 2008:

	2009	2008
Asset management fees (1)	$518,476	$399,236
Administrative reimbursements (1)	257,393	290,827
Commissions, net of discounts (2)(3)	0	373,652
Acquisition fees (4)	0	215,381
Dealer-manager fees, net of discounts (2)(5)	0	160,933
Other offering costs (2)(6)	0	53,845

Total	$775,869	$1,493,874

(1)	Asset management fees and administrative reimbursements are expensed as incurred.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against members’ equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers.

(4)

Acquisition fees were capitalized as deferred project costs when incurred and allocated to properties upon funding acquisitions, or repaying debt used to finance property acquisitions, with investor member proceeds. Pursuant to the accounting standard for business combinations, any future fees or expenses will be expensed as incurred effective January 1, 2009.

(5)	For the years ended December 31, 2009 and 2008, approximately $0 and $85,000, respectively, was re-allowed to participating broker/dealers as marketing fees.

(6)

As of December 31, 2009, WIM had incurred cumulative organizational and offering expenses on behalf of Wells VAF I of approximately $728,000, of which Wells VAF I has reimbursed approximately $259,000, or 0.5% of gross offering proceeds raised to WIM pursuant to the terms of the Advisory Agreement as outlined above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since August 19, 2008. All such fees are recognized in the period to which the services relate. The aggregate fees billed to Wells VAF I for professional accounting services by Frazier & Deeter, LLC, including the audit of Wells VAF I’s annual financial statements, for the fiscal years ended December 31, 2009 and 2008, are set forth in the table below.

	Frazier & Deeter, LLC
	2009	2008
Audit Fees	$86,625	$23,100
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$86,625	$23,100

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•

Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2009 and 2008, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from Wells VAF I’s independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-18 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed below.

Exhibit No.	Description of Document

3.1	Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1	Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1	Second Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of June 30, 2009, incorporated by reference to Exhibit 10.11 to the Form 10 filed July 1, 2009

10.1.1	Supporting Schedules and Exhibits to Second Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of June 30, 2009, incorporated by reference to Exhibit 10.11.1 to the Form 10 filed July 23, 2009

10.2	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of September 20, 2006, and subsequently amended, incorporated by reference to Exhibit 10.12 to the Form 10 filed July 1, 2009

10.3	Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of January 31, 2008, and subsequently amended, incorporated by reference to Exhibit 10.13 to the Form 10 filed July 1, 2009

10.3.1	Supporting Schedules and Exhibits to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of January 31, 2008, and subsequently amended, incorporated by reference to Exhibit 10.13.1 to the Form 10 filed July 23, 2009

10.4	Note (related to the Credit Agreement) between Bank of America National Association and Wells Mid-Horizon Value-Added Fund I, LLC, dated as of June 30, 2009, incorporated by reference to Exhibit 10.14 to the Form 10 filed July 1, 2009

10.5	Third Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of September 30, 2009, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 12, 2009

10.6	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of September 30, 2009, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 12, 2009

Exhibit No.		Description of Document

10.7		Second Amendment to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of September 30, 2009, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed November 12, 2009

10.8		Office Lease (related to the Nathan Lane Building) between Wells VAF – 6000 Nathan Lane, LLC and Brocade Communications Systems, Inc. dated as of October 20, 2009, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed November 12, 2009

10.9*		Fourth Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of December 4, 2009

10.10	*	Third Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of December 4, 2009

10.11	*	Third Amendment to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of December 4, 2009

10.12	*	Security Agreement by and between Wells VAF – 3000 Park Lane, LLC, Wells VAF 6000 Nathan Lane, LLC, Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America, N.A. dated as of December 4, 2009

10.13	*	Office Lease (related to the Parkway at Oak Hill Buildings) between Wells VAF – Parkway at Oak Hill, LLC and Wells Fargo Bank, N.A. dated as of February 22, 2009

10.14	*	Loan Agreement (related to the Parkway Loan) by and among Wells VAF – Parkway at Oak Hill, LLC and A10 Capital, LLC dated as of February 24, 2010

10.15	*	Promissory Note (related to the Parkway Loan) between Wells VAF – Parkway at Oak Hill, LLC and A10 Capital, LLC dated as of February 24, 2010

10.16	*	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Parkway Loan) from Wells VAF – Parkway at Oak Hill, LLC for the benefit of A10 Capital, LLC, dated as of February 24, 2010

10.17	*	Conditional Terminating Guaranty (related to the Parkway Loan) by Wells Mid-Horizon Value-Added Fund I, LLC for the benefit of A10 Capital, LLC, dated as of February 24, 2010

10.18	*	Loan Agreement (related to the Commerce Street Loan) by and among Wells VAF – 330 Commerce Street, LLC and A10 Capital, LLC dated as of February 24, 2010

10.19	*	Promissory Note (related to the Commerce Street Loan) between Wells VAF – 330 Commerce Street, LLC and A10 Capital, LLC dated as of February 24, 2010

10.20	*	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Commerce Street Loan) from Wells VAF – 330 Commerce Street, LLC for the benefit of A10 Capital, LLC, dated as of February 24, 2010

10.21	*	Conditional Terminating Guaranty (related to the Commerce Street Loan) by Wells Mid-Horizon Value-Added Fund I, LLC for the benefit of A10 Capital, LLC, dated as of February 24, 2010

21.1		Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Form 10 filed April 15, 2009

Exhibit No.		Description of Document

31.1	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, INC. (Manager)

March 18, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III
Principal Executive Officer, Director and Chairman of the Board of Wells Investment Management Company, Inc.

March 18, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer, Principal Accounting Officer, Director, Senior Vice President, Secretary and Treasurer of Wells Investment Management Company, Inc.

March 18, 2010	/s/ DONALD R. HENRY
Donald R. Henry
Director and Senior Vice President of Wells Investment Management Company, Inc.

March 18, 2010	/s/ F. PARKER HUDSON
F. Parker Hudson
Director and Senior Vice President of Wells Investment Management Company, Inc.

March 18, 2010	/s/ RANDALL D. FRETZ
Randall D. Fretz
Director of Wells Investment Management Company, Inc.

March 18, 2010	/s/ KEVIN D. RACE
Kevin D. Race
Director of Wells Investment Management Company, Inc.

March 18, 2010	/s/ M. SCOTT MEADOWS
M. Scott Meadows
Director of Wells Investment Management Company, Inc.

March 18, 2010	/s/ JOSEPH P. OGLESBY
Joseph P. Oglesby
Director of Wells Investment Management Company, Inc.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

Wells Mid-Horizon Value-Added Fund I, LLC

We have audited the accompanying balance sheets of Wells Mid-Horizon Value-Added Fund I, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, members’ capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Mid-Horizon Value-Added Fund I, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
REAL ESTATE, AT COST:
Land	$9,597,022	$9,597,022
Building and improvements, less accumulated depreciation of $2,876,314 and $1,514,539 as of December 31, 2009 and 2008, respectively	44,287,103	44,728,618
Intangible lease assets, less accumulated amortization of $5,745,732 and $7,127,384 as of December 31, 2009 and 2008, respectively	2,539,615	4,495,336
Construction in progress	206,605	0

Total real estate assets	56,630,345	58,820,976

Cash and cash equivalents	2,843,397	1,104,340
Tenant receivables	355,152	185,082
Deferred financing costs, less accumulated amortization of $17,262 and $308,641 as of December 31, 2009 and 2008, respectively	153,572	121,293
Intangible lease origination costs, less accumulated amortization of $2,485,636 and $1,798,795 as of December 31, 2009 and 2008, respectively	1,838,588	2,713,817
Deferred leasing costs, less accumulated amortization of $215,291 and $55,940 as of December 31, 2009 and 2008, respectively	2,876,867	1,487,998
Other assets	210,418	154,161

Total assets	$64,908,339	$64,587,667

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Bank of America Loan	$23,467,934	$21,400,000
Accounts payable, accrued expenses, and accrued capital expenditures	1,640,109	468,158
Due to affiliates	34,528	30,878
Deferred income	638,827	550,897
Intangible lease liabilities, less accumulated amortization of $415,181 and $276,471 as of December 31, 2009 and 2008, respectively	278,897	417,607

Total liabilities	26,060,295	22,867,540

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	38,848,044	41,720,127

Total liabilities and members’ capital	$64,908,339	$64,587,667

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES:
Rental income	$5,560,103	$5,686,041
Tenant reimbursements	1,357,037	776,034
Bad debt recoveries	0	214,160

Total revenues	6,917,140	6,676,235

EXPENSES:
Property operating costs	3,099,353	2,221,479
Asset and property management fees:
Related-party	518,476	399,236
Other	126,819	106,481
Depreciation	1,361,775	916,211
Amortization	2,862,449	4,142,954
General and administrative expenses	775,351	603,743

Total expenses	8,744,223	8,390,104

REAL ESTATE OPERATING LOSS	(1,827,083)	(1,713,869)

OTHER INCOME (EXPENSE):
Interest and other income	0	33,299
Interest expense	(1,045,000)	(726,246)

Total other income (expense)	(1,045,000)	(692,947)

NET LOSS	$(2,872,083)	$(2,406,816)

NET LOSS PER WEIGHTED-AVERAGE SHARE OF MEMBERS’ INTERESTS	$(55.39)	$(51.60)

WEIGHTED-AVERAGE SHARES OF MEMBERS’ INTERESTS OUTSTANDING	51,854	46,646

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2007	$959,727	41,085	$33,044,294	$34,004,021

Investor members’ contributions	0	10,769	10,769,065	10,769,065
Commissions and discounts on sale of investor members’ interests and related dealer-manager fees	0	0	(592,298)	(592,298)
Other offering costs	0	0	(53,845)	(53,845)
Net loss	0	0	(2,406,816)	(2,406,816)

Members’ Capital as of December 31, 2008	959,727	51,854	40,760,400	41,720,127

Net loss	0	0	(2,872,083)	(2,872,083)

Members’ Capital as of December 31, 2009	$959,727	51,854	$37,888,317	$38,848,044

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,872,083)	$(2,406,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,361,775	916,211
Noncash interest expense	176,648	151,965
Other amortization	2,851,591	4,389,115
Changes in assets and liabilities:
Increase in tenant receivables	(170,070)	(146,929)
(Increase) decrease in other assets	(56,257)	21,336
Increase in accounts payable and accrued expenses	536,614	20,871
Increase in due to affiliates	3,650	689
Increase in deferred income	87,930	94,688

Net cash provided by operating activities	1,919,798	3,041,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and earnest money paid	(1,118,985)	(19,292,410)
Acquisition fees paid to affiliate	0	(215,381)
Payment of deferred leasing costs	(927,968)	(1,543,938)

Net cash used in investing activities	(2,046,953)	(21,051,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(201,722)	(114,710)
Proceeds from Bank of America Loan	2,500,000	19,100,000
Repayments of Bank of America Loan	(432,066)	(11,200,000)
Investor members’ contributions	0	10,711,352
Sales commissions and dealer-manager fees paid	0	(534,585)
Other offering costs paid	0	(53,845)
Distributions paid	0	(999,807)

Net cash provided by financing activities	1,866,212	16,908,405

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,739,057	(1,102,194)

CASH AND CASH EQUIVALENTS, beginning of year	1,104,340	2,206,534

CASH AND CASH EQUIVALENTS, end of year	$2,843,397	$1,104,340

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to real estate assets	$0	$214,280

Discounts applied to investor members’ contributions	$0	$57,713

Accrued capital expenditures and deferred leasing costs	$706,652	$78,520

Accrued deferred financing costs	$7,205	$0

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

1.	ORGANIZATION AND BUSINESS

Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I”) was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. While Wells VAF I believes that it can complete its leasing efforts and sell the assets in the portfolio within the projected time frame, Wells VAF I does acknowledge that the current economic conditions and their impact on office market conditions may require that it hold assets longer than originally projected in order to achieve the best disposition pricing for the investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination.

Wells Management Company, Inc. (“Wells Management”) is the sponsoring member of Wells VAF I and has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I pursuant to an operating agreement. Wells Management has contributed $1,000,000 to Wells VAF I for a subordinated interest therein. Wells Investment Management Company, Inc. (“WIM”), a wholly owned subsidiary of Wells Management, has been appointed by Wells Management to serve as the manager of Wells VAF I. In addition, Wells VAF I and WIM have entered into an agreement (the “Advisory Agreement”), under which WIM will perform certain key functions on behalf of Wells VAF I, including, but not limited to, the investment of capital proceeds and management of day-to-day operations.

On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000; Wells VAF I received net offering proceeds of approximately $47,706,000. As of December 31, 2009, all equity proceeds raised from the sale of investor member interests had been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wells VAF I’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Investment in Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Wells VAF I considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net loss. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The real estate assets owned by Wells VAF I are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Site improvements	10 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, management adjusts the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

Projections of expected future operating cash flows require that management estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s ultimate fair value and could result in the misstatement of the carrying value of Wells VAF I’s real estate and related intangible assets and net loss.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells VAF I allocates the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on Wells VAF I’s estimate of their fair values. As further described below, in-place leases with Wells VAF I as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

During the years ended December 31, 2009 and 2008, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$112,552	$1,843,169	$875,229	$138,710

2008	$368,347	$3,128,465	$958,549	$138,709

As of December 31, 2009 and 2008, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2009	$545,261	$7,740,086	$4,324,224	$694,078

December 31, 2008	$1,123,611	$10,499,109	$4,512,612	$694,078

The remaining net intangible assets and liabilities balances as of December 31, 2009 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$54,454	$752,254	$550,460	$81,481
2011	37,032	424,848	391,864	52,866
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,613	35,573
2014	37,031	158,067	113,705	23,218
Thereafter	52,461	255,323	161,082	32,893

	$255,042	$2,284,573	$1,838,588	$278,897

Weighted-Average Amortization Period	4 years	3 years	3 years	3 years

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

Cash and Cash Equivalents

Wells VAF I considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells VAF I’s cash balances as of December 31, 2009.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2009 or 2008.

Deferred Financing Costs, net

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis over the term of the related financing arrangements. Wells VAF I recognized amortization of deferred financing costs for the years ended December 31, 2009 and 2008 of approximately $177,000 and $152,000, respectively, which is included in interest expense in the accompanying statements of operations.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately nine years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.

Other Assets

Other assets are primarily comprised of prepaid taxes, prepaid insurance, escrow accounts held by lenders to pay future real estate taxes, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2009 or 2008.

Fair Value Measurements

Wells VAF I estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures, which became effective for financial assets and liabilities on January 1, 2008 and for nonfinancial and nonrecurring assets and liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

As of December 31, 2009 and 2008, the carrying value of the Bank of America Loan (see Note 3 where defined) approximated its fair value. In connection with negotiating the amended terms of the Bank of America Loan for amendments executed on December 4, 2009 and November 21, 2008, Wells VAF I ensured that the amended contractual terms of this facility were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the Bank of America Loan.

Revenue Recognition

Wells VAF I’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse Wells VAF I for a pro rata share of operating costs incurred. All of the Wells VAF I’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is generally recognized using the straight-line method over the terms of the respective leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and Wells VAF I has satisfied all obligations under the related lease or lease termination agreement.

Income Taxes

Wells VAF I is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The members are required to include their respective shares of profits and losses in their individual income tax returns, regardless of whether or not any cash distributions are made during the respective period.

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

Effective December 4, 2009, Wells VAF I executed the fourth amendment to the Bank of America Loan (see Note 3 where defined) which contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on Wells VAF I’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Wells VAF I adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to nonfinancial instruments. The adoption of ASC 820 for nonrecurring nonfinancial assets and liabilities did not have a material impact on Wells VAF I’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on Wells VAF I’s financial statements or disclosures.

3.	BANK OF AMERICA LOAN

Wells VAF I is party to a $23.5 million term loan with Bank of America National Association (“Bank of America”) that is scheduled to mature on May 30, 2010 (the “Bank of America Loan”). The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan. On December 4, 2009, Wells VAF I entered into the Fourth Consolidated Amendatory Agreement (the “Fourth Amendment”) with Bank of America, which extended the maturity date from November 30, 2009 to May 30, 2010, and provides that Bank of America may, upon request by Wells VAF I and the occurrence of certain conditions, further extend the maturity date to November 30, 2010. The Fourth Amendment contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. In addition, the Fourth Amendment requires that all future net cash flows from the collateralized properties be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $16,033 and monthly interest payments at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. All remaining cash flow from the collateralized properties will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties. Further, net proceeds from the sale of the collateralized properties must be applied against the outstanding balance of the Bank of America

Loan prior to funding any capital requirements or operating needs of the portfolio. From December 2008 through June 2009, the Bank of America Loan incurred interest at a rate of one-month LIBOR, plus a margin of 2.25%. From June 2006 through November 2008, the Bank of America Loan incurred interest at a rate of LIBOR, plus a margin ranging from 1.10% to 1.60%, dependent upon Wells VAF I’s ratio of debt-to-total-asset value. Prior to the third amendment of the Bank of America Loan, unused fees incurred were recorded as interest expense. Wells VAF I will not incur unused fees subsequent to the third amendment.

As of December 31, 2009 and 2008, the Bank of America Loan incurred interest at a rate of approximately 4.7% and 3.7%, respectively, per annum. During the years ended December 31, 2009 and 2008, Wells VAF I paid cash for interest expense of approximately $868,000 and $574,000, respectively. During the years ended December 31, 2009 and 2008, Wells VAF I did not capitalize any interest expense.

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

5.	RELATED PARTY TRANSACTIONS

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

Dealer-Manager Agreement

Wells VAF I executed a dealer-manager agreement with WIS on September 15, 2005, whereby WIS performed the dealer-manager function for Wells VAF I in its private placement offering. For these services, Wells VAF I incurred sales commissions and dealer-manager fees on the gross offering proceeds raised from the sale of shares of investor member interests of up to 4.0% and 1.5%, respectively, at the time the shares were sold. Under the dealer-manager agreement, a portion of dealer-manager fees, in an aggregate amount of up to 0.75% of gross offering proceeds, was re-allowed to participating broker/dealers as marketing fees. The dealer-manager agreement terminated on September 15, 2008, upon completion of Wells VAF I’s offering; however, certain provisions, including those regarding indemnification, survive termination.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the years ended December 31, 2009 and 2008:

	2009	2008
Asset management fees (1)	$518,476	$399,236
Administrative reimbursements (1)	257,393	290,827
Commissions, net of discounts (2)(3)	0	373,652
Acquisition fees (4)	0	215,381
Dealer-manager fees, net of discounts (2)(5)	0	160,933
Other offering costs (2)(6)	0	53,845

Total	$775,869	$1,493,874

(1)	Asset management fees and administrative reimbursements are expensed as incurred.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against members’ equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers.

(4)

Acquisition fees were capitalized as deferred project costs when incurred and allocated to properties upon funding acquisitions, or repaying debt used to finance property acquisitions, with investor member proceeds. Pursuant to the accounting standard for business combinations, any future fees or expenses will be expensed as incurred effective January 1, 2009.

(5)	For the years ended December 31, 2009 and 2008, approximately $0 and $85,000, respectively, was re-allowed to participating broker/dealers as marketing fees.

(6)

As of December 31, 2009, WIM had incurred cumulative organizational and offering expenses on behalf of Wells VAF I of approximately $728,000, of which Wells VAF I has reimbursed approximately $259,000, or 0.5% of gross offering proceeds raised to WIM pursuant to the terms of the Advisory Agreement as outlined above.

Due to Affiliates

As of December 31, 2009 and 2008, due to affiliates was comprised of administrative reimbursements due to WIM and/or its affiliates. WIM’s affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

6.	RENTAL INCOME

The future contractual rental income due to Wells VAF I under noncancelable operating leases as of December 31, 2009 is presented below:

Year ending December 31:
2010	$4,034,908
2011	4,549,941
2012	5,006,792
2013	4,213,850
2014	3,636,498
Thereafter	13,636,586

$35,078,575

Four tenants generated approximately 32%, 30%, 21%, and 16% of contractual rental income for the year ended December 31, 2009, and six tenants will generate approximately 43%, 15%,15%, 10%, 8%, and 6% of future contractual rental income.

7.	ECONOMIC DEPENDENCY

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

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from equity interests in another REIT. As of December 31, 2009, Wells VAF I believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. In particular, four tenants at its properties account for approximately 99% of its revenue for the year ended December 31, 2009 as follows: Country Music Television, Inc., 32%; Brocade Communications Systems, Inc., 30%; Connecticut General Life Insurance Company, 21%; and Stanley Convergent Security Solutions, Inc., 16%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

8.	COMMITMENTS AND CONTINGENCIES

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2009 (1)
Park Lane Building	Connecticut General Life Insurance Company	$1.5 million

Nathan Lane Building	Brocade Communications Systems, Inc.	$1.3 million (2)

Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.7 million

(1)

In the first quarter of 2010, Wells VAF I entered into a new lease agreement at the Parkway at Oak Hill Buildings, which includes a tenant allowance obligation of approximately $1.2 million (see Note 9 – Subsequent Events).

(2)	Approximately $0.6 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of December 31, 2009.

9.	SUBSEQUENT EVENTS

Leasing Activity at the Parkway at Oak Hill Buildings

On February 22, 2010, Wells VAF I entered into a 120-month lease agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for approximately 21% of the Parkway at Oak Hill Buildings. The lease commencement date is the earlier of the date on which (i) the tenant improvements are substantially complete, or (ii) Wells Fargo accepts possession and occupies the space. Based on an estimated commencement date of May 1, 2010, following a 12-month rental abatement period, annual base rent of $12.00 per square foot shall be payable through April 30, 2012, and increases to $15.00 per square foot effective May 1, 2012. Effective May 1, 2013, annual base rent of $17.50 per square foot shall be payable and is scheduled to increase by $0.50 per square foot annually beginning on May 1, 2014. In addition to monthly base rent, following a 12-month rental abatement period, Wells Fargo is also required to reimburse Wells VAF I for its pro rata share of all operating expenses and real estate taxes for the Parkway at Oak Hill Buildings. Wells Fargo is entitled to a landlord-funded tenant allowance of approximately $1.2 million. Wells Fargo has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. During the first six months of the lease term, Wells Fargo has the right to lease up to 6,000 additional square feet of the Parkway at Oak Hill Buildings.

A10 Capital Loans

On February 24, 2010, Wells VAF I entered into two loan agreements with A10 Capital, LLC (the “Lender”): one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only, and the entire principal balance is due at maturity, assuming no prior principal prepayment. Wells VAF I may prepay the A10 Loans in whole or in part at any time prior to the maturity date; however, if the A10 Loans are prepaid prior to September 1, 2010, a prepayment premium of 2% will be applied to the principal balance upon payoff; if the A10 Loans are prepaid after September 1, 2010 but on or before March 1, 2012, no prepayment premium is due; and, if the A10 Loans are prepaid after March 1, 2012, including the principal balance paid on the maturity date, a prepayment premium of 1% will be applied to the principal balance upon payoff. In addition, if one of the A10 Loans is paid in full prior to full payment of the other A10 loan, a $1.0 million payment must be paid to the Lender to be applied against the outstanding balance of such other A10 loan. The A10 Loans are cross-defaulted and cross-collateralized with each other. Wells VAF I, as guarantor, has guaranteed payment of the A10 Loans pursuant to the Conditional Terminating Guaranty (the “Guaranty”). The Guaranty will terminate upon the occurrence of an event of default, provided that Wells VAF I has taken certain steps to protect the collateral securing the A10 Loans, that there is no voluntary or involuntary bankruptcy relating to the borrower, and that the collateral is transferred via deed in lieu of foreclosure if requested by the Lender, as described in the Guaranty. The initial advances under the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively. Approximately $5.0 million of the initial advances was placed in escrow accounts held by lenders primarily to fund capital improvements and re-leasing costs at the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings.