Form 10-Q
period 2010-03-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2010-05-13
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

As of April 30, 2010, there were 51,854 shares of investor member interests outstanding.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

We have utilized debt financing from third parties to acquire properties and fund re-leasing costs and capital expenditures. Thus, our cash from operations will be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies will be reduced. In addition, restrictive covenants under certain loan documents currently precluded us from declaring or paying dividends or other distributions to our investor members. Further, all of our properties serve as collateral for such loans. If we are unable to make any loan payments and are found to be in default under the terms of such loans, the lender could foreclose on any such properties and seek to obtain a judgment against us for any amount still owing to the lender under such loans after the foreclosure and sale by the lender of such properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

•

The constriction in the U.S. credit markets could impact our ability to refinance our existing debt and the terms that we are able to achieve in doing so. A decline in our borrowing capacity could negatively impact (i) our ability to offer allowances or other concessions to prospective tenants at prevailing market rates as we seek to lease currently vacant space and/or to renew existing leases and (ii) our ability to fund the operations of the portfolio. Further, if we are unable to refinance our existing debt, we may have to accelerate the disposition of one or more of our properties at a pricing level less than originally envisioned.

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

The information furnished in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells VAF I’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2010	December 31, 2009
REAL ESTATE, AT COST:
Land	$9,597,022	$9,597,022
Building and improvements, less accumulated depreciation of $3,243,626 and $2,876,314 as of March 31, 2010 and December 31, 2009, respectively	44,178,280	44,287,103
Intangible lease assets, less accumulated amortization of $6,119,824 and $5,745,732 as of March 31, 2010 and December 31, 2009, respectively	2,165,523	2,539,615
Construction in progress	1,135,889	206,605

Total real estate assets	57,076,714	56,630,345

Cash and cash equivalents	3,345,476	2,843,397
Tenant receivables	728,409	355,152
Other assets	4,504,987	210,418
Deferred financing costs, less accumulated amortization of $82,729 and $17,262 as of March 31, 2010 and December 31, 2009, respectively	498,337	153,572
Intangible lease origination costs, less accumulated amortization of $2,702,550 and $2,485,636 as of March 31, 2010 and December 31, 2009, respectively	1,621,674	1,838,588
Deferred leasing costs, less accumulated amortization of $281,144 and $215,291 as of March 31, 2010 and December 31, 2009, respectively	3,250,557	2,876,867

Total assets	$71,026,154	$64,908,339

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Notes payable	$30,222,737	$23,467,934
Accounts payable, accrued expenses and accrued capital expenditures	2,008,354	1,640,109
Due to affiliates	36,886	34,528
Deferred income	455,912	638,827
Intangible lease liabilities, less accumulated amortization of $449,859 and $415,181 as of March 31, 2010 and December 31, 2009, respectively	244,219	278,897

Total liabilities	32,968,108	26,060,295

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	38,058,046	38,848,044

Total liabilities and members’ capital	$71,026,154	$64,908,339

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2010	2009
REVENUES:
Rental income	$1,397,725	$1,343,437
Tenant reimbursements	423,444	384,360

Total revenues	1,821,169	1,727,797

EXPENSES:
Property operating costs	833,529	831,084
Asset and property management fees:
Related-party	127,572	129,619
Other	30,410	33,554
Depreciation	367,312	333,338
Amortization	613,046	818,305
General and administrative expenses	229,322	239,167

Total expenses	2,201,191	2,385,067

REAL ESTATE OPERATING LOSS	(380,022)	(657,270)

OTHER INCOME (EXPENSE):
Interest and other income	29	0
Interest expense	(410,005)	(203,117)

TOTAL OTHER INCOME (EXPENSE)	(409,976)	(203,117)

NET LOSS	$(789,998)	$(860,387)

NET LOSS PER WEIGHTED-AVERAGE SHARE OF MEMBERS’ INTERESTS	$(15.24)	$(16.59)

WEIGHTED-AVERAGE SHARES OF MEMBERS’ INTERESTS OUTSTANDING	51,854	51,854

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2008	$959,727	51,854	$40,760,400	$41,720,127

Net loss	0	0	(2,872,083)	(2,872,083)

Members’ Capital as of December 31, 2009	959,727	51,854	37,888,317	38,848,044

Net loss	0	0	(789,998)	(789,998)

Members’ Capital as of March 31, 2010	$959,727	51,854	$37,098,319	$38,058,046

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(789,998)	$(860,387)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	367,312	333,338
Amortization of deferred financing costs	65,467	60,646
Other amortization	622,181	829,206
Changes in assets and liabilities:
Increase in tenant receivables	(373,257)	(36,521)
(Increase) decrease in other assets	(1,024,929)	19,548
(Decrease) increase in accounts payable and accrued expenses	(115,365)	39,278
Increase (decrease) in due to affiliates	2,358	(3,535)
(Decrease) increase in deferred income	(182,915)	11,724

Net cash (used in) provided by operating activities	(1,429,146)	393,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(132,332)	(119,349)
Investment in real estate related deposits	(4,229,616)	0
Payment of deferred leasing costs	(81,124)	0

Net cash used in investing activities	(4,443,072)	(119,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(380,506)	0
Proceeds from notes payable	8,150,000	0
Repayments of notes payable	(1,395,197)	(400,000)

Net cash provided by (used in) financing activities	6,374,297	(400,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	502,079	(126,052)

CASH AND CASH EQUIVALENTS, beginning of period	2,843,397	1,104,340

CASH AND CASH EQUIVALENTS, end of period	$3,345,476	$978,288

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in real estate funded with deposit accounts included in other assets	$530,754	$0

Payment of deferred leasing costs funded with deposit accounts included in other assets	$378,664	$0

Accrued capital expenditures	$611,087	$0

Accrued deferred leasing costs	$24,601	$0

Accrued deferred financing costs	$36,931	$0

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I”) was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. While Wells VAF I believes that it can complete its leasing efforts and sell the assets in the portfolio within the projected time frame, Wells VAF I acknowledges that the current economic conditions and their impact on office market conditions may require that it hold assets longer than originally projected in order to achieve the best disposition pricing for the investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination.

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

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of March 31, 2010
1. Nathan Lane Building (Acquired September 20, 2006) A five-story office building located in Plymouth, Minnesota	100%
2. Park Lane Building (Acquired January 5, 2007) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	100%
3. Commerce Street Building (Acquired December 14, 2007) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	76%
4. Parkway at Oak Hill Buildings (Acquired October 15, 2008) Two separate two-story office buildings located in Austin, Texas	60%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of WIM, Wells VAF I’s manager, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010 and December 31, 2009, the carrying value of the Bank of America Loan and A10 Loans (see Note 3 where defined) approximated their fair value. In connection with negotiating terms of the A10 Loans executed on February 24, 2010 and the amended terms of the Bank of America Loan for the amendment executed on December 4, 2009, Wells VAF I ensured that the amended contractual terms of these facilities were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the Bank of America Loan and A10 Loans.

Other Assets

Other assets are primarily comprised of escrow accounts held by lenders to fund tenant improvement projects and pay future real estate taxes, prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of March 31, 2010 and December 31, 2009.

Income Taxes

Wells VAF I is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The members are required to include their respective shares of profits and losses in their individual income tax returns, regardless of whether any cash distributions were made during the respective period.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to ASC Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells VAF I beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells VAF I on January 1, 2011. The adoption of ASC 820 did not have a material impact on Wells VAF I’s financial statements or disclosures.

3.	NOTES PAYABLE

Bank of America Loan

Wells VAF I is party to a $23.5 million term loan with Bank of America National Association (“Bank of America”), which had an outstanding balance of approximately $22.1 million as of March 31, 2010 and is scheduled to mature on May 30, 2010 (the “Bank of America Loan”), with the ability to extend the maturity date to November 30, 2010 upon meeting certain conditions outlined in the loan agreement. Wells VAF I is currently working with Bank of America to execute the extension of the Bank of America Loan through November 30, 2010. The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan. On December 4, 2009, Wells VAF I entered into the Fourth Consolidated Amendatory Agreement (the “Fourth Amendment”) with Bank of America, which extended the maturity date from November 30, 2009 to May 30, 2010. The Fourth Amendment contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. In addition, the Fourth Amendment requires that all future net cash flows from the collateralized properties be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $16,033 and monthly interest payments at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. All remaining cash flow from the collateralized properties will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties in the portfolio. Further, net proceeds from the sale of the collateralized properties must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio. On May 3, 2010, Bank of America temporarily waived compliance with certain restrictive covenants under the terms of the Bank of America Loan for the first quarter of 2010 such that there would be no event of default under the loan as a result of the reduction in square footage leased by Brocade at the Nathan Lane Building as well as the additional interest expense that Wells VAF I has incurred in connection with the A10 Loans.

As of March 31, 2010 and 2009, the Bank of America Loan incurred interest at a rate of approximately 4.7% and 2.7%, respectively, per annum. During the three months ended March 31, 2010 and 2009, Wells VAF I paid cash for interest expense of approximately $270,000 and $142,000, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the Bank of America Loan.

A10 Loans

On February 24, 2010, Wells VAF I entered into two loan agreements with A10 Capital, LLC (“A10 Capital”): one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). As of March 31, 2010, the outstanding balances on the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively. The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only, and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other. Wells VAF I, as guarantor, has guaranteed payment of the A10 Loans pursuant to the Conditional Terminating Guaranty (the “Guaranty”). The Guaranty will terminate upon the occurrence of an event of default, provided that Wells VAF I has taken certain steps to protect the collateral securing the A10 Loans, that there is no voluntary or involuntary bankruptcy relating to the borrower, and that the collateral is transferred via deed in lieu of foreclosure if requested by the Lender, as described in the Guaranty.

As of March 31, 2010, the A10 Loans incurred interest at a rate of approximately 9.1% per annum. During the three months ended March 31, 2010 and 2009, Wells VAF I paid cash for interest expense of approximately $10,000 and $0, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the A10 Loans.

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

Property Management Agreement

On February 20, 2010, Wells VAF I executed a property management agreement (“Management Agreement”) with Wells Real Estate Services, LLC (“WRES”) to manage the operations of the Parkway at Oak Hill Buildings. Pursuant to the Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. The Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Asset management fees(1)	$125,644	$129,619
Administrative reimbursements(1)	84,348	67,075
Property management fees(1)	1,928	0

Total	$211,920	$196,694

(1)	Asset management fees, property management fees, and administrative reimbursements are expensed as incurred.

Due to Affiliates

As of March 31, 2010 and December 31, 2009, due to affiliates was comprised of administrative reimbursements and property management fees due to WIM and/or its affiliates. WIM’s affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

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

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from equity interests in another REIT. As of March 31, 2010, Wells VAF I believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. In particular, four tenants at its properties account for approximately 99% of its contractual revenue for the three months ended March 31, 2010 as follows: Country Music Television, Inc. (“CMT”), 38%; Connecticut General Life Insurance Company (“CGLIC”), 29%; Stanley Convergent Security Solutions, Inc. (“Stanley”), 20%; and Brocade Communications Systems, Inc. (“Brocade”), 12%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Inc. (“Wells Capital”); Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the

Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The court denied the motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the responses to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations Remaining as of March 31, 2010
Park Lane Building	Connecticut General Life Insurance Company	$1.5 million

Nathan Lane Building	Brocade Communications Systems, Inc.	$1.3 million( [1], 4 )

Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.4 million( [2], 4 )

Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$1.2 million( [3], 4 )

(1)	Approximately $0.6 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of March 31, 2010.

(2)	Approximately $0.3 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of March 31, 2010.

(3)	Approximately $0.3 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of March 31, 2010.

(4)	Certain deposit accounts, which are included in other assets as of March 31, 2010, have been established to fund the residual balances of these tenant allowance obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Portfolio Overview

Our portfolio currently consists of the following four properties:

•

The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade and Stanley. Effective May 1, 2010, Brocade reduced its square footage leased from approximately 81% to 24% of the building and extended the lease term through July 2017. The Stanley lease expires in May 2016.

•

The Park Lane Building is a five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania, that was acquired in January 2007 and is currently 100% leased to two tenants. The major lease to CGLIC expires in January 2020. We are currently marketing this property for disposition.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 76% leased to CMT through May 2013.

•

The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 64% leased to seven tenants following the execution of (i) the Wells Fargo Bank, N.A. lease for approximately 21% of the property on February 22, 2010, which extends through April 2020 and (ii) the Communication Workers of America lease for approximately 4% of the property on April 12, 2010, which extends through March 2018.

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

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2010, we generated net operating cash outflows of approximately $(1.4 million), primarily due to establishing an escrow account to fund future real estate taxes, insurance, and interest expense, as required by the A10 Loans. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. Further, we continued to withhold distributions to the investor members in the first quarter of 2010 to make additional cash resources available to fund future capital expenditures and re-leasing costs for our properties.

During the three months ended March 31, 2010, we obtained proceeds from third party borrowings of approximately $8.2 million and used such proceeds to (i) establish a $4.2 million escrow account to fund re-leasing costs and capital expenditures for the Nathan Lane Building and the Parkway at Oak Hill Buildings, (ii) pay down the Bank of America Loan by $1.1 million, and (iii) fund loan costs related to the A10 Loans of $0.4 million. The remaining proceeds from third party borrowings will primarily be used to fund portfolio and property operating costs during the transitional lease-up period at the Parkway at Oak Hill Buildings. We anticipate funding future capital expenditures and re-leasing costs with additional third-party borrowings and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangements, as further described below.

As further described below, the Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. We expect to utilize the residual cash balance on hand as of March 31, 2010 of approximately $3.3 million and future third- party borrowings to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

Bank of America Loan

We are party to a $23.5 million term loan with Bank of America, which had an outstanding balance of approximately $22.1 million as of March 31, 2010 and is scheduled to mature on May 30, 2010 (the “Bank of America Loan”), with the ability to extend the maturity date to November 30, 2010 upon meeting certain conditions outlined in the loan agreement. We are currently working with Bank of America to execute the extension of the Bank of America Loan through November 30, 2010. The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan. The Bank of America Loan contains restrictive covenants that prohibit us from declaring or paying dividends or other distributions to our investor members while the Bank of America Loan is outstanding. In addition, all future net cash flows from the collateralized properties are required to be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $16,033 and monthly interest payments at a rate of one-month LIBOR, plus a margin of 4.50%. All remaining cash flow from the collateralized properties will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties. Further, net proceeds from the sale of the collateralized properties must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio. If we are unable to make any loan payments and are found to be in default under the terms of the Bank of America Loan, Bank of America could foreclose on the Nathan Lane Building and Park Lane Building, which serve as collateral for the loan pursuant to a mortgage agreement, and seek to obtain a judgment against us for any amount still owing to Bank of America under the credit facility after the foreclosure and sale of the properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

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

On May 3, 2010, Bank of America temporarily waived compliance with certain restrictive covenants under the terms of the Bank of America Loan for the first quarter of 2010 such that there would be no event of default under the loan as a result of the reduction in square footage leased by Brocade at the Nathan Lane Building as well as the additional interest expense that we have incurred in connection with the A10 Loans.

A10 Loans

On February 24, 2010, we entered into two loan agreements with A10 Capital, LLC; one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings and the other for up to $5.0 million, secured by the Commerce Street Building. As of March 31, 2010, the outstanding balances on the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively. The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other.

Long-Term Liquidity and Capital Resources

Our offering of investor member interests terminated on September 15, 2008. Substantially all equity proceeds raised from the sale of investor member interests were used to fund property acquisitions. As such, we expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, third-party borrowings, and, eventually, net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any outstanding indebtedness, and repayment of outstanding borrowings.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of outstanding third-party borrowings. In May 2010, Brocade, the majority tenant at the Nathan Lane Building, reduced its square footage leased from 81% to 24% of the Nathan Lane Building. Accordingly, our net income will be reduced to the extent we are unable to re-lease the vacant space and we may have to expend substantial funds to re-lease the vacant space. In addition, to the extent the Parkway at Oak Hill Buildings and the Commerce Street Building continue to remain partially vacant, increased property operating expenses and asset and property management fees relating to those properties may reduce our cash flow from operating activities. We expect that substantially all future debt proceeds will be used to fund certain re-leasing costs and capital expenditures for our existing properties.

Contractual Commitments and Contingencies

We are contractually committed to repay the Bank of America Loan in full along with any accrued and unpaid interest by May 30, 2010. We are contractually committed to repay the A10 Loans in full along with any accrued and unpaid interest by March 1, 2013. As of March 31, 2010, we owed $22.1 million and $8.2 million on the Bank of America Loan and the A10 Loans, respectively.

Results of Operations

Comparison of the three months ended March 31, 2009 versus the three months ended March 31, 2010

Rental income increased slightly from $1,343,437 for the three months ended March 31, 2009 to $1,397,725 for the three months ended March 31, 2010 due to an increase in occupancy at the Parkway at Oak Hill Buildings. We expect future rental income to decline slightly unless Wells VAF I is able to secure a replacement tenant for the square footage at the Nathan Lane Building that Brocade vacated on April 30, 2010.

Tenant reimbursements increased slightly from $384,360 for the three months ended March 31, 2009 to $423,444 for the three months ended March 31, 2010 due to an increase in occupancy at the Parkway at Oak Hill Buildings as well as an adjustment to 2009 operating expense billings at the Park Lane Building. We expect future tenant reimbursements to increase slightly as Brocade and Stanley begin to reimburse their pro rata share of property operating costs at the Nathan Lane Building in May 2010 due to the change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment. Through April 30, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate.

Property operating costs remained relatively stable at $831,084 for the three months ended March 31, 2009 and $833,529 for the three months ended March 31, 2010. We expect future property operating costs to increase due to the change in the lease and management structure at the Nathan Lane Building effective May 2010 associated with the Brocade lease amendment described above.

Asset and property management fees remained relatively stable at $163,173 for the three months ended March 31, 2009 and $157,982 for the three months ended March 31, 2010. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $333,338 for the three months ended March 31, 2009 to $367,312 for the three months ended March 31, 2010 primarily as a result of tenant improvements completed in connection with executing leases for approximately 21% of the Parkway at Oak Hill Buildings since October 2009. We expect future deprecation expense to increase upon completing tenant improvements associated with three recently executed leases at the Parkway at Oak Hill Buildings.

Amortization expense decreased from $818,305 for the three months ended March 31, 2009 to $613,046 for the three months ended March 31, 2010 primarily as a result of recognizing less amortization of intangible lease assets in 2010 following the expiration of the leases in place at the time of the acquisition of the Park Lane Building and the Nathan Lane Building. We expect future amortization expense to increase, as compared to the first quarter of 2010, due to the amortization of the leasing costs incurred in connection with three recently executed leases at the Parkway at Oak Hill Buildings.

General and administrative expenses declined slightly from $239,167 for the three months ended March 31, 2009 to $229,322 for the three months ended March 31, 2010 due to the additional costs incurred in 2009 in connection with registering Wells VAF I with the SEC under the Securities Exchange Act of 1934. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $203,117 for the three months ended March 31, 2009 to $410,005 for the three months ended March 31, 2010 primarily due to an increase in the average borrowing rates and the execution of the A10 Loans in February 2010, which included an initial funding of $8.15 million. The annualized borrowing rate incurred on the Bank of America Loan from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009. We anticipate interest expense to increase as a result of incurring interest expense on the A10 Loans for a full period.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of Wells VAF I’s real estate assets and related intangible assets as of March 31, 2010.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocated the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on our estimate of their fair values. As further described below, in-place leases with Wells VAF I as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

During the three months ended March 31, 2010 and 2009, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended March 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$22,325	$351,767	$216,914	$34,678

2009	$45,579	$560,252	$224,489	$34,678

As of March 31, 2010 and December 31, 2009, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2010	$545,261	$7,740,086	$4,324,224	$694,078

December 31, 2009	$545,261	$7,740,086	$4,324,224	$694,078

The remaining net intangible assets and liabilities balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$32,129	$400,487	$333,547	$46,803
2011	37,032	424,848	391,864	52,866
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
Thereafter	52,460	255,323	161,082	32,893

	$232,717	$1,932,806	$1,621,674	$244,219

Weighted-Average Amortization Period	4 years	3 years	3 years	3 years

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations Remaining as of March 31, 2010
Park Lane Building	Connecticut General Life Insurance Company	$1.5 million

Nathan Lane Building	Brocade Communications Systems, Inc.	$1.3 million( [1], 4 )

Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.4 million( [2], 4 )

Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$1.2 million( [3], 4 )

(1)	Approximately $0.6 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of March 31, 2010.

(2)	Approximately $0.3 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of March 31, 2010.

(3)	Approximately $0.3 million of this tenant allowance obligation has been incurred; therefore, this amount has been recorded as accrued capital expenditures as of March 31, 2010.

(4)	Certain deposit accounts, which are included in other assets as of March 31, 2010, have been established to fund the residual balances of these tenant allowance obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A.	RISK FACTORS

Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, INC. (Manager)

May 13, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, Inc.

May 13, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Investment Management Company, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1		Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1		Office Lease (related to the Parkway at Oak Hill Buildings) between Wells VAF – Parkway at Oak Hill, LLC and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 18, 2010

10.2		Loan Agreement (related to the Parkway Loan) by and among Wells VAF – Parkway at Oak Hill, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form 10-K filed on March 18, 2010

10.3		Promissory Note (related to the Parkway Loan) between Wells VAF – Parkway at Oak Hill, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.15 to the Form 10-K filed on March 18, 2010

10.4		Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Parkway Loan) from Wells VAF – Parkway at Oak Hill, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 18, 2010

10.5		Conditional Terminating Guaranty (related to the Parkway Loan) by Wells Mid-Horizon Value-Added Fund I, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 18, 2010

10.6		Loan Agreement (related to the Commerce Street Loan) by and among Wells VAF – 330 Commerce Street, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 18, 2010

10.7		Promissory Note (related to the Commerce Street Loan) between Wells VAF – 330 Commerce Street, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 18, 2010

10.8		Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Commerce Street Loan) from Wells VAF – 330 Commerce Street, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 18, 2010

10.9		Conditional Terminating Guaranty (related to the Commerce Street Loan) by Wells Mid-Horizon Value-Added Fund I, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 18, 2010

31.1	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.