Form 10-Q
period 2010-06-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2010-08-12
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, there were 51,854 shares of investor member interests outstanding.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

We have utilized debt financing from third parties to acquire properties and fund re-leasing costs and capital expenditures. Thus, our cash from operations will be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies will be reduced. Restrictive covenants under certain loan documents currently preclude us from declaring or paying dividends or other distributions to our investor members. In addition, restrictive covenants under certain loan documents require that net proceeds from the sale of certain properties be applied against the outstanding balance of the respective loan prior to funding any capital requirements or operating needs of the portfolio. Further, all of our properties serve as collateral for such loans. If we are unable to make any loan payments and are found to be in default under the terms of such loans, the lender could foreclose on any such properties and seek to obtain a judgment against us for any amount still owing to the lender under such loans after the foreclosure and sale by the lender of such properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

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

The information furnished in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells VAF I’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2010	December 31, 2009
REAL ESTATE, AT COST:
Land	$9,597,022	$9,597,022
Building and improvements, less accumulated depreciation of $3,656,954 and $2,876,314 as of June 30, 2010 and December 31, 2009, respectively	46,125,435	44,287,103
Intangible lease assets, less accumulated amortization of $1,328,508 and $5,745,732 as of June 30, 2010 and December 31, 2009, respectively	1,963,845	2,539,615
Construction in progress	106,500	206,605

Total real estate assets	57,792,802	56,630,345

Cash and cash equivalents	2,434,302	2,843,397
Tenant receivables	1,173,364	355,152
Other assets	3,253,028	210,418
Deferred financing costs, less accumulated amortization of $68,943 and $17,262 as of June 30, 2010 and December 31, 2009, respectively	498,501	153,572
Intangible lease origination costs, less accumulated amortization of $1,135,250 and $2,485,636 as of June 30, 2010 and December 31, 2009, respectively	1,484,059	1,838,588
Deferred leasing costs, less accumulated amortization of $369,403 and $215,291 as of June 30, 2010 and December 31, 2009, respectively	3,461,944	2,876,867

Total assets	$70,098,000	$64,908,339

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Notes payable	$30,175,622	$23,467,934
Accounts payable, accrued expenses and accrued capital expenditures	1,857,162	1,640,109
Due to affiliates	198,550	34,528
Deferred income	425,637	638,827
Intangible lease liabilities, less accumulated amortization of $162,623 and $415,181 as of June 30, 2010 and December 31, 2009, respectively	223,849	278,897

Total liabilities	32,880,820	26,060,295

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	37,217,180	38,848,044

Total liabilities and members’ capital	$70,098,000	$64,908,339

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$1,422,148	$1,369,133	$2,819,873	$2,712,569
Tenant reimbursements	528,486	335,365	951,930	719,726

Total revenues	1,950,634	1,704,498	3,771,803	3,432,295

EXPENSES:
Property operating costs	1,080,930	743,639	1,914,459	1,574,722
Asset and property management fees:
Related-party	130,572	129,619	258,145	259,238
Other	27,893	26,504	58,303	60,058
Depreciation	413,328	334,674	780,640	668,012
Amortization	392,451	699,794	1,005,497	1,518,099
General and administrative expenses	200,493	197,193	429,815	436,360

Total expenses	2,245,667	2,131,423	4,446,859	4,516,489

REAL ESTATE OPERATING LOSS	(295,033)	(426,925)	(675,056)	(1,084,194)

OTHER INCOME (EXPENSE):
Interest and other income	103	0	132	0
Interest expense	(545,935)	(212,346)	(955,940)	(415,463)

TOTAL OTHER INCOME (EXPENSE)	(545,832)	(212,346)	(955,808)	(415,463)

NET LOSS	$(840,865)	$(639,271)	$(1,630,864)	$(1,499,657)

NET LOSS PER WEIGHTED-AVERAGE SHARE OF MEMBERS’ INTERESTS	$(16.22)	$(12.33)	$(31.45)	$(28.92)

WEIGHTED-AVERAGE SHARES OF MEMBERS’ INTERESTS OUTSTANDING	51,854	51,854	51,854	51,854

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2008	$959,727	51,854	$40,760,400	$41,720,127

Net loss	0	0	(2,872,083)	(2,872,083)

Members’ Capital as of December 31, 2009	959,727	51,854	37,888,317	38,848,044

Net loss	0	0	(1,630,864)	(1,630,864)

Members’ Capital as of June 30, 2010	$959,727	51,854	$36,257,453	$37,217,180

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,630,864)	$(1,499,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	780,640	668,012
Amortization of deferred financing costs	155,311	121,293
Other amortization	1,029,363	1,516,647
Changes in assets and liabilities:
Increase in tenant receivables	(818,212)	(56,796)
(Increase) decrease in other assets	(1,310,261)	40,116
(Decrease) increase in accounts payable and accrued expenses	(199,598)	181,421
Increase (decrease) in due to affiliates	152,584	(6,836)
Decrease in deferred income	(213,190)	(101,744)

Net cash (used in) provided by operating activities	(2,054,227)	862,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(160,555)	(230,479)
Investment in real estate related deposits	(4,297,216)	0
Payment of deferred leasing costs	(97,340)	(94,746)

Net cash used in investing activities	(4,555,111)	(325,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(507,445)	(24,535)
Proceeds from notes payable	8,150,000	2,500,000
Repayments of notes payable	(1,442,312)	(400,000)

Net cash provided by financing activities	6,200,243	2,075,465

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(409,095)	2,612,696

CASH AND CASH EQUIVALENTS, beginning of period	2,843,397	1,104,340

CASH AND CASH EQUIVALENTS, end of period	$2,434,302	$3,717,036

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in real estate funded with deposit accounts included in other assets	$1,944,135	$0

Payment of deferred leasing costs funded with deposit accounts included in other assets	$620,732	$0

Accrued capital expenditures	$489,139	$10,609

Accrued deferred leasing costs	$65,963	$184,983

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

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

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of June 30, 2010
1. Nathan Lane Building (Acquired September 20, 2006) A five-story office building located in Plymouth, Minnesota	45%

2. Park Lane Building (Acquired January 5, 2007) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	100%

3. Commerce Street Building (Acquired December 14, 2007) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	76%

4. Parkway at Oak Hill Buildings (Acquired October 15, 2008) Two separate two-story office buildings located in Austin, Texas	64%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2010 and December 31, 2009, the carrying value of the Bank of America Loan and A10 Loans (see Note 3 where defined) approximated their fair value. In connection with negotiating the terms of the A10

Loans executed on February 24, 2010 and the amended terms of the Bank of America Loan for the amendment executed on May 24, 2010, Wells VAF I ensured that the contractual terms of these facilities were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the Bank of America Loan and A10 Loans.

Other Assets

Other assets are primarily comprised of escrow accounts held by lenders to fund tenant improvement projects and pay future real estate taxes, prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of June 30, 2010 and December 31, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells VAF I beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells VAF I on January 1, 2011. The adoption of ASU 2010-6 did not have a material impact on Wells VAF I’s financial statements or disclosures.

3.	NOTES PAYABLE

Bank of America Loan

Wells VAF I is party to a $23.5 million term loan with Bank of America National Association (“Bank of America”), which had an outstanding balance of approximately $22.0 million as of June 30, 2010 and is scheduled to mature on November 30, 2010 (the “Bank of America Loan”). The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan. On May 24, 2010, Wells VAF I entered into the Sixth Consolidated Amendatory Agreement (the “Sixth Amendment”) with Bank of America, which extended the maturity date from May 30, 2010 to November 30, 2010 and reduced the required monthly principal payment from $16,033 to $15,048. The Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. In addition, all net cash flows from the collateralized properties must be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $15,048 and monthly interest payments at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. All remaining cash flow from the collateralized properties will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties in the portfolio. Further, net proceeds from the sale of the collateralized properties must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio.

Wells VAF I is currently pursuing alternative financing options to replace the Bank of America Loan, including a secured credit facility collateralized by the properties in the Wells VAF I portfolio and individual property-specific mortgage loans.

As of June 30, 2010 and 2009, the Bank of America Loan incurred interest at a rate of approximately 4.9% and 2.6%, respectively, per annum. Wells VAF I paid cash for interest expense of approximately $267,000 and $152,000 during the three months ended June 30, 2010 and 2009, respectively, and approximately $537,000 and $294,000 during the six months ended June 30, 2010 and 2009, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the Bank of America Loan.

A10 Loans

On February 24, 2010, Wells VAF I entered into two loan agreements with A10 Capital, LLC (“A10 Capital”): one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). As of June 30, 2010, the outstanding balances on the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively. The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only, and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other. Wells VAF I, as guarantor, has guaranteed payment of the A10 Loans pursuant to the Conditional Terminating Guaranty (the “Guaranty”). The Guaranty will terminate upon the occurrence of an event of default provided that Wells VAF I has taken certain steps to protect the collateral securing the A10 Loans, that there is no voluntary or involuntary bankruptcy relating to the borrower, and that the collateral is transferred via deed in lieu of foreclosure if requested by the Lender, as described in the Guaranty.

As of June 30, 2010, the A10 Loans incurred interest at a rate of approximately 9.2% per annum. During the three months ended June 30, 2010 and 2009, Wells VAF I paid cash for interest expense of approximately $190,000 and $0, respectively, and approximately $200,000 and $0 for the six months ended June 30, 2010 and 2009, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the A10 Loans.

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

Property Management Agreement

On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC (“WRES”) to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (“Management Agreement”) which was effective retroactive to February 20, 2010. Pursuant to the Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager up to approximately $151,000. These costs and expenses may include wages and salaries and other employee-related expenses of WRES’ employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis. The Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asset management fees (1)	$125,643	$129,619	$251,287	$259,238
Administrative reimbursements (1)	106,215	66,472	190,563	133,547
Construction management fees (2)	11,438	0	11,438	0
Property management fees (1)	4,929	0	6,857	0

Total	$248,225	$196,091	$460,145	$392,785

(1)	Asset management fees, administrative reimbursements, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

Due to Affiliates

As of June 30, 2010 and December 31, 2009, due to affiliates was comprised of the following items:

	June 30, 2010	December 31, 2009
Administrative reimbursements and bill-backs	$101,849	$34,528
Asset management fees	83,763	0
Construction management fees	11,438	0
Property management fees	1,500	0

	$198,550	$34,528

WIM’s affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

In consideration of the vacancy at the Nathan Lane Building, the free rent concessions at the Parkway at Oak Hill Buildings, and the current debt structure and covenants, WIM agreed to defer its asset management fees and administrative reimbursements effective April 2010. As a result, subsequent to quarter end, WIM refunded April 2010 asset management fees to Wells VAF I. Wells VAF I anticipates that this deferral will only persist until the portfolio’s operations stabilize.

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

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2010, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual base rent amounts as they become due. In particular, four tenants at its properties account for approximately 99% of its contractual base rental revenue for the six months ended June 30, 2010 as follows: Country Music Television, Inc. (“CMT”), 41%; Connecticut General Life Insurance Company (“CGLIC”), 30%; Brocade Communications Systems, Inc. (“Brocade”), 16%; and Stanley Convergent Security Solutions, Inc. (“Stanley”), 12%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage Wells VAF I’s operations and portfolio of investments.

6.	COMMITMENTS AND CONTINGENCIES

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The table below includes future contingent obligations under Wells VAF I’s existing leases as of June 30, 2010.

Building	Tenant	Contingent Tenant Allowance Obligations as of June 30, 2010
Park Lane Building	Connecticut General Life Insurance Company	$1.5 million
Nathan Lane Building	Brocade Communications Systems, Inc.	$0.7 million(1)
Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.5 million(2)
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.2 million(1)

(1)	Certain deposit accounts, which are included in other assets as of June 30, 2010, have been established to fund the residual balances of these contingent tenant allowance obligations.

(2)

In July 2010, Wells VAF I entered into a lease amendment with Surveying and Mapping, Inc. at the Parkway at Oak Hill Buildings, which includes a contingent tenant allowance obligation of approximately $0.5 million. Wells VAF I intends to utilize a portion of the available balance on the Parkway Loan to fund this tenant allowance obligation.

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

•

The Park Lane Building is a five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania, that was acquired in January 2007 and is currently 100% leased to CGLIC through January 2020. We are currently marketing this property for disposition.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 76% leased to CMT through May 2013.

•

The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 74% leased to seven tenants following the execution of (i) the third amendment to the Surveying and Mapping, Inc. lease for additional space of approximately 10% of the property on July 14, 2010, which extends through August 2017 and (ii) the Communication Workers of America lease for approximately 4% of the property on April 12, 2010, which extends through March 2018.

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

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2010, we generated net operating cash flows of approximately $(2.1 million), primarily due to establishing an escrow account to fund future real estate taxes, insurance, and interest expense, as required by the A10 Loans. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. Further, we continued to withhold distributions to the investor members in 2010 to make additional cash resources available to fund future capital expenditures and re-leasing costs for our properties.

During the six months ended June 30, 2010, we obtained proceeds from third party borrowings of approximately $8.2 million and used such proceeds to (i) establish a $4.3 million escrow account to fund re-leasing costs and capital expenditures for the Nathan Lane Building and the Parkway at Oak Hill Buildings, (ii) pay down the Bank of America Loan by $1.1 million, and (iii) fund loan costs related to the Bank of America and A10 Loans of $0.5 million. The remaining proceeds from third party borrowings will primarily be used to fund portfolio and property operating costs during the transitional lease-up period at the Parkway at Oak Hill Buildings. We anticipate funding future capital expenditures and re-leasing costs with additional third-party borrowings and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangements, as further described below.

As further described below, the Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. We expect to utilize the residual cash balance on hand as of June 30, 2010 of approximately $2.4 million and future third party borrowings to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

Bank of America Loan

We are party to a $23.5 million term loan with Bank of America, which had an outstanding balance of approximately $22.0 million as of June 30, 2010 and is scheduled to mature on November 30, 2010 (the “Bank of America Loan”). The Nathan Lane Building and Park Lane Building have been pledged as collateral against the Bank of America Loan. The Bank of America Loan contains restrictive covenants that prohibit us from declaring or paying dividends or other distributions to our investor members while the Bank of America Loan is outstanding. In addition, all net cash flows from the collateralized properties are required to be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $15,048 and monthly interest payments at a rate of one-month LIBOR, plus a margin of 4.50%. All remaining cash flow from the collateralized properties will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties in the portfolio. Further, net proceeds from the sale of the collateralized properties must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio. If we are unable to make any loan payments and are found to be in default under the terms of the Bank of America Loan, Bank of America could foreclose on the Nathan Lane Building and Park Lane Building, which serve as collateral for the loan pursuant to a mortgage agreement, and seek to obtain a judgment against us for any amount still owing to Bank of America under the credit facility after the foreclosure and sale of the properties. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

Wells VAF I is currently pursuing alternative financing options to replace the Bank of America Loan, including a secured credit facility collateralized by the properties in the Wells VAF I portfolio and individual property-specific mortgage loans. Wells VAF I believes that it will be able to secure financing to meet its debt obligations at current-market terms, which terms would likely be less favorable than those under the Bank of America Loan. However, Wells VAF I acknowledges that the U.S. credit markets remain volatile and, as such, it can make no assurances that replacement financing will be available at terms favorable or desirable to it.

The Bank of America Loan contains, among others, the following restrictive covenants:

•

limits our ratio of total debt under the Bank of America Loan to the total current “as is” appraised value of the collateralized properties, to be 70% or less determined as of the last day of each fiscal quarter;

•

limits our ratio of net operating income from the collateralized properties to interest expense incurred under the Bank of America Loan to be greater than 1.5:1 determined as of the last day of each fiscal quarter; and

•	prohibits us from securing any additional debt with the collateralized properties.

As of June 30, 2010, we were in compliance with all restrictive covenants under the Bank of America Loan agreement.

A10 Loans

On February 24, 2010, we entered into two loan agreements with A10 Capital, LLC; one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings and the other for up to $5.0 million, secured by the Commerce Street Building. As of June 30, 2010, the outstanding balances on the Parkway Loan and the Commerce Street Loan were $4.4 million and $3.75 million, respectively. The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other.

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

Contractual Commitments and Contingencies

We are contractually committed to repay the Bank of America Loan in full along with any accrued and unpaid interest by November 30, 2010. We are contractually committed to repay the A10 Loans in full along with any accrued and unpaid interest by March 1, 2013. As of June 30, 2010, we owed $22.0 million and $8.2 million on the Bank of America Loan and the A10 Loans, respectively.

Results of Operations

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2010

Rental income increased slightly from $1,369,133 for the three months ended June 30, 2009 to $1,422,148 for the three months ended June 30, 2010 due to an increase in occupancy at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building. We expect future rental income to increase slightly due to the commencement of two leases at the Parkway at Oak Hill Buildings on May 1, 2010, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building effective April 30, 2010.

Tenant reimbursements increased from $335,365 for the three months ended June 30, 2009 to $528,486 for the three months ended June 30, 2010 due to Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010 due to a change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment. Through

April 30, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. We expect future tenant reimbursements to increase slightly as Brocade and Stanley reimburse their pro rata share of property operating costs at the Nathan Lane Building for a full period.

Property operating costs increased from $743,639 for the three months ended June 30, 2009 to $1,080,930 for the three months ended June 30, 2010 due to the change in the lease and management structure at the Nathan Lane Building effective May 1, 2010 associated with the Brocade lease amendment described above and an increase in occupancy at the Parkway at Oak Hill Buildings. We expect future property operating costs to increase due to the change in the lease and management structure at the Nathan Lane Building being effective for a full period.

Asset and property management fees remained relatively stable at $156,123 for the three months ended June 30, 2009 and $158,465 for the three months ended June 30, 2010. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $334,674 for the three months ended June 30, 2009 to $413,328 for the three months ended June 30, 2010 primarily as a result of tenant improvements completed in connection with executing leases for approximately 49% of the Parkway at Oak Hill Buildings since October 2009. We expect an additional increase as a result of incurring depreciation expense for a full period on the tenant improvement projects completed in the second quarter of 2010 at the Parkway at Oak Hill Buildings.

Amortization expense decreased from $699,794 for the three months ended June 30, 2009 to $392,451 for the three months ended June 30, 2010, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in the second quarter of 2010 following the expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. We expect future amortization expense to increase, as compared to the second quarter of 2010, due to the amortization of the leasing costs incurred in connection with recently executed leases at the Parkway at Oak Hill Buildings.

General and administrative expenses remained relatively stable at $197,193 for the three months ended June 30, 2009 and $200,493 for the three months ended June 30, 2010. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $212,346 for the three months ended June 30, 2009 to $545,935 for the three months ended June 30, 2010, primarily due to an increase in the average borrowing rate on the Bank of America Loan and the execution of the A10 Loans in February 2010, which included an initial funding of $8.15 million. The annualized borrowing rate incurred on the Bank of America Loan increased from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009. We anticipate interest expense to increase upon utilizing the additional availability on the A10 Loans to lease the vacant space at the Parkway at Oak Hill Buildings and the Commerce Street Building.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2010

Rental income increased slightly from $2,712,569 for the six months ended June 30, 2009 to $2,819,873 for the six months ended June 30, 2010 due to an increase in occupancy at the Parkway at Oak Hill Buildings partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building. We expect future rental income to increase slightly due to the commencement of two leases at the Parkway at Oak Hill Buildings on May 1, 2010, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building effective April 30, 2010.

Tenant reimbursements increased from $719,726 for the six months ended June 30, 2009 to $951,930 for the six months ended June 30, 2010 due to (i) Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010 due to a change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Through April 30, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. We expect future tenant reimbursements to increase slightly as Brocade and Stanley reimburse their pro rata share of property operating costs at the Nathan Lane Building for a full period.

Property operating costs increased from $1,574,722 for the six months ended June 30, 2009 to $1,914,459 for the six months ended June 30, 2010 due to the change in the lease and management structure at the Nathan Lane Building effective May 2010 associated with the Brocade lease amendment described above and an increase in occupancy at the Parkway at Oak Hill Buildings. We expect future property operating costs to increase due to the change in the lease and management structure at the Nathan Lane Building being effective for a full period and increased occupancy at the Parkway at Oak Hill Buildings.

Asset and property management fees remained relatively stable at $319,296 for the six months ended June 30, 2009 and $316,448 for the six months ended June 30, 2010. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $668,012 for the six months ended June 30, 2009 to $780,640 for the six months ended June 30, 2010 primarily as a result of tenant improvements completed in connection with executing leases for approximately 49% of the Parkway at Oak Hill Buildings since October 2009. We expect an additional increase in the future as a result of incurring depreciation expense for a full period on the tenant improvement projects completed in the second quarter of 2010 at the Parkway at Oak Hill Buildings.

Amortization expense decreased from $1,518,099 for the six months ended June 30, 2009 to $1,005,497 for the six months ended June 30, 2010, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in 2010 following the expiration of the leases in place at the time of the acquisition of the Park Lane Building and the Nathan Lane Building. We expect future amortization expense to increase due to the amortization of the leasing costs incurred in connection with recently executed leases at the Parkway at Oak Hill Buildings.

General and administrative expenses remained relatively stable at $436,360 for the six months ended June 30, 2009 and $429,815 for the six months ended June 30, 2010. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $415,463 for the six months ended June 30, 2009 to $955,940 for the six months ended June 30, 2010, primarily due to an increase in the average borrowing rate on the Bank of America Loan and the execution of the A10 Loans in February 2010, which included an initial funding of $8.15 million. The annualized borrowing rate incurred on the Bank of America Loan increased from one-month LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective June 30, 2009. We anticipate interest expense to increase upon utilizing the additional availability on the A10 Loans to lease the vacant space at the Parkway at Oak Hill Buildings and the Commerce Street Building.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of Wells VAF I’s real estate assets and related intangible assets as of June 30, 2010.

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

During the three months ended June 30, 2010 and 2009, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$13,613	$188,064	$137,615	$20,370

2009	$22,325	$449,316	$216,913	$34,677

During the six months ended June 30, 2010 and 2009, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the six months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$35,938	$539,832	$354,529	$55,048

2009	$67,903	$1,009,569	$441,402	$69,355

As of June 30, 2010 and December 31, 2009, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2010	$357,971	$2,934,382	$2,619,308	$386,472

December 31, 2009	$545,261	$7,740,086	$4,324,224	$694,078

The remaining net intangible assets and liabilities balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$18,516	$212,424	$195,932	$26,433
2011	37,032	424,848	391,864	52,866
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
Thereafter	52,459	255,322	161,082	32,893

	$219,103	$1,744,742	$1,484,059	$223,849

Weighted-Average Amortization Period	6 years	5 years	4 years	5 years

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The table below includes future contingent obligations under Wells VAF I’s existing leases as of June 30, 2010.

Building	Tenant	Contingent Tenant Allowance Obligations as of June 30, 2010
Park Lane Building	Connecticut General Life Insurance Company	$1.5 million
Nathan Lane Building	Brocade Communications Systems, Inc.	$0.7 million(1)
Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.5 million(2)
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.2 million(1)

(1)	Certain deposit accounts, which are included in other assets as of June 30, 2010, have been established to fund the residual balances of these contingent tenant allowance obligations.

(2)

In July 2010, Wells VAF I entered into a lease amendment with Surveying and Mapping, Inc. at the Parkway at Oak Hill Buildings, which includes a contingent tenant allowance obligation of approximately $0.5 million. Wells VAF I intends to utilize a portion of the available balance on the Parkway Loan to fund this tenant allowance obligation.

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

ITEM 1A.	RISK FACTORS

Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
(Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, INC.
(Manager)

August 12, 2010		/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, Inc.

August 12, 2010		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Investment Management Company, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1		Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1	*	Sixth Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of May 24, 2010

10.2	*	Fourth Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of May 24, 2010

10.3	*	Fourth Amendment to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of May 24, 2010

31.1	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.