Form 10-Q
period 2010-09-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2010-11-12
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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

As of October 31, 2010, there were 51,854 shares of investor member interests outstanding.

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

The information furnished in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells VAF I’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009
REAL ESTATE, AT COST:
Land	$7,281,349	$9,597,022
Building and improvements, less accumulated depreciation of $3,469,383 and $2,876,314 as of September 30, 2010 and December 31, 2009, respectively	40,254,373	44,287,103
Intangible lease assets, less accumulated amortization of $1,443,978 and $5,745,732 as of September 30, 2010 and December 31, 2009, respectively	1,848,375	2,539,615
Construction in progress	303,282	206,605

Total real estate assets	49,687,379	56,630,345

Cash and cash equivalents	2,681,322	2,843,397
Tenant receivables	1,389,124	355,152
Other assets	2,726,663	210,418
Deferred financing costs, less accumulated amortization of $153,732 and $17,262 as of September 30, 2010 and December 31, 2009, respectively	453,713	153,572
Intangible lease origination costs, less accumulated amortization of $1,233,217 and $2,485,636 as of September 30, 2010 and December 31, 2009, respectively	1,386,092	1,838,588
Deferred leasing costs, less accumulated amortization of $180,225 and $215,291 as of September 30, 2010 and December 31, 2009, respectively	2,177,889	2,876,867

Total assets	$60,502,182	$64,908,339

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Notes payable	$13,749,068	$23,467,934
Accounts payable, accrued expenses and accrued capital expenditures	2,300,811	1,640,109
Due to affiliates	474,120	34,528
Deferred income	387,332	638,827
Intangible lease liabilities, less accumulated amortization of $175,840 and $415,181 as of September 30, 2010 and December 31, 2009, respectively	210,632	278,897

Total liabilities	17,121,963	26,060,295

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	43,380,219	38,848,044

Total liabilities and members’ capital	$60,502,182	$64,908,339

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Rental income	$1,119,998	$1,056,075	$3,253,590	$ 3,121,524
Tenant reimbursements	322,067	84,756	676,017	249,623

Total revenues	1,442,065	1,140,831	3,929,607	3,371,147

EXPENSES:
Property operating costs	911,781	475,195	2,230,457	1,472,784
Asset and property management fees:
Related-party	97,687	109,562	290,920	328,685
Other	31,551	17,751	62,614	53,932
Depreciation	400,215	294,774	1,091,372	872,971
Amortization	251,052	667,749	1,189,204	2,000,208
General and administrative expenses	143,971	148,124	557,939	577,941

Total expenses	1,836,257	1,713,155	5,422,506	5,306,521

REAL ESTATE OPERATING LOSS	(394,192)	(572,324)	(1,492,899)	(1,935,374)

OTHER INCOME (EXPENSE):
Interest and other income	112	0	166	0
Interest expense	(546,836)	(314,054)	(1,502,776)	(729,517)

TOTAL OTHER INCOME (EXPENSE)	(546,724)	(314,054)	(1,502,610)	(729,517)

LOSS FROM CONTINUING OPERATIONS	(940,916)	(886,378)	(2,995,509)	(2,664,891)

DISCONTINUED OPERATIONS:
Operating income	188,469	244,783	612,198	523,640
Gain on disposition	6,915,486	0	6,915,486	0

Income from discontinued operations	7,103,955	244,783	7,527,684	523,640

NET INCOME (LOSS)	$6,163,039	$ (641,595)	$4,532,175	$(2,141,251)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE SHARE OF INVESTOR MEMBERS’ INTERESTS
Loss from continuing operations	$(18.15)	$(17.09)	$(57.77)	$(51.39)
Income from discontinued operations	137.00	4.72	145.17	10.10

Net income (loss) per weighted-average share of members’ interests	$118.85	$(12.37)	$ 87.40	$(41.29)

WEIGHTED-AVERAGE SHARES OF INVESTOR MEMBERS’ INTERESTS OUTSTANDING	51,854	51,854	51,854	51,854

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

				Total Members’ Capital
	Sponsoring Member	Investor Members’ Interests
		Shares	Amount
Members’ Capital as of December 31, 2008	$959,727	51,854	$40,760,400	$41,720,127

Net loss	0	0	(2,872,083)	(2,872,083)

Members’ Capital as of December 31, 2009	959,727	51,854	37,888,317	38,848,044

Net income	0	0	4,532,175	4,532,175

Members’ Capital as of September 30, 2010	$959,727	51,854	$42,420,492	$43,380,219

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,532,175	$(2,141,251)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(6,915,486)	0
Depreciation	1,205,392	1,007,529
Amortization of deferred financing costs	240,100	145,828
Other amortization	1,328,347	2,205,606
Changes in assets and liabilities:
Increase in tenant receivables	(1,284,960)	(80,904)
Increase in other assets	(859,335)	(136,450)
Increase in accounts payable and accrued expenses	329,961	200,060
Increase (decrease) in due to affiliates	393,551	(12,939)
Decrease in deferred income	(251,495)	(295,362)

Net cash (used in) provided by operating activities	(1,281,750)	892,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	16,361,135	0
Investment in real estate	(310,159)	(352,772)
Investment in real estate related deposits	(4,492,612)	0
Payment of deferred leasing costs	(172,377)	(269,657)

Net cash provided by (used in) investing activities	11,385,987	(622,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(547,446)	(38,093)
Proceeds from notes payable	8,204,509	2,500,000
Repayments of notes payable	(17,923,375)	(400,000)

Net cash (used in) provided by financing activities	(10,266,312)	2,061,907

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(162,075)	2,331,595

CASH AND CASH EQUIVALENTS, beginning of period	2,843,397	1,104,340

CASH AND CASH EQUIVALENTS, end of period	$2,681,322	$3,435,935

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in real estate funded with deposit accounts included in other assets	$2,149,007	0

Payment of deferred leasing costs funded with deposit accounts included in other assets	$686,695	0

Accrued capital expenditures	$469,192	$342,317

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

Wells Management Company, Inc. (“Wells Management”) is the sponsoring member of Wells VAF I and has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I pursuant to an operating agreement. Wells Management has contributed $1,000,000 to Wells VAF I for a subordinated interest therein. Wells Investment Management Company, LLC (“WIM”), a wholly owned subsidiary of Wells Management, has been appointed by Wells Management to serve as the manager of Wells VAF I. In addition, Wells VAF I and WIM have entered into an agreement (the “Advisory Agreement”), under which WIM performs certain key functions on behalf of Wells VAF I, including, but not limited to, the investment of capital proceeds and management of day-to-day operations.

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

Wells VAF I’s investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its current portfolio.

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of September 30, 2010
1.Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2.Park Lane Building (Sold September 22, 2010) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	–
3.Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	76%
4.Parkway at Oak Hill Buildings Two separate two-story office buildings located in Austin, Texas	74%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2010 and December 31, 2009, the carrying value of the Bank of America Loan and A10 Loans (see Note 3 where defined) approximated their fair value. In connection with negotiating the terms of the

A10 Loans executed on February 24, 2010 and the amended terms of the Bank of America Loan for the amendment executed on May 24, 2010, Wells VAF I ensured that the contractual terms of these facilities were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the Bank of America Loan and A10 Loans.

Other Assets

Other assets are primarily comprised of escrow accounts held by lenders to fund tenant improvement projects and pay future real estate taxes, prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of September 30, 2010 and December 31, 2009.

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

Bank of America Loan

As of September 30, 2010, Wells VAF I was party to term loan with Bank of America National Association (“Bank of America”), which had an outstanding balance of approximately $5.5 million and a scheduled maturity date of November 30, 2010 (the “Bank of America Loan”). The Bank of America Loan is collateralized by the Nathan Lane Building and, prior to the September 22, 2010 sale of the Park Lane Building, was collateralized by it as well. As required by the terms of the loan, all of the net proceeds generated from the sale of the Park Lane Building were used to pay down the outstanding balance on the Bank of America Loan in September 2010. In connection with reducing the outstanding balance of the Bank of America Loan from approximately $22.0 million to less than $5.6 million and releasing the Park Lane Building from the loan’s mortgage collateral, Wells VAF I entered into the Seventh Consolidated Amendatory Agreement with Bank of America on September 22, 2010, which reduced future required monthly principal payments from $15,048 to $7,600.

The Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. In addition, all net cash flow from the remaining collateralized property is required to be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $7,600 and monthly interest payments at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. All remaining cash flow from the collateralized property will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties in the portfolio. Further, net proceeds from the sale of the remaining collateralized property must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio.

As of September 30, 2010 and 2009, the Bank of America Loan incurred interest at a rate of approximately 4.8% per annum. Wells VAF I paid cash for interest expense of approximately $269,000 and $290,000 during the three months ended September 30, 2010 and 2009, respectively, and approximately $807,000 and $584,000 during the nine months ended September 30, 2010 and 2009, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the Bank of America Loan.

Negotiations for a secured credit facility to replace the Bank of America Loan as well as the A10 Loans described below are well under way with a prospective lender.

A10 Loans

On February 24, 2010, Wells VAF I entered into two loan agreements with A10 Capital, LLC (“A10 Capital”): one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). As of September 30, 2010, the outstanding balances on the Parkway Loan and the Commerce Street Loan were $4.5 million and $3.75 million, respectively. The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only, and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other. Wells VAF I, as guarantor, has guaranteed payment of the A10 Loans pursuant to the Conditional Terminating Guaranty (the “Guaranty”). The Guaranty will terminate upon the occurrence of an event of default, provided that Wells VAF I has taken certain steps to protect the collateral securing the A10 Loans, that there is no voluntary or involuntary bankruptcy relating to the borrower, and that the collateral is transferred via deed in lieu of foreclosure if requested by A10 Capital, as described in the Guaranty.

As of September 30, 2010, the A10 Loans incurred interest at a rate of approximately 9.1% per annum. During the three months ended September 30, 2010 and 2009, Wells VAF I paid cash for interest expense of approximately $192,000 and $0, respectively, and approximately $393,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the A10 Loans.

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

•

Monthly asset management fees equal to one-twelfth of 0.75% of the gross value of Wells VAF I’s real estate assets, as determined and approved in good faith and consistent with applicable fiduciary duties by the investment committee of Wells VAF I. Any portion of the asset management fee may be deferred upon WIM’s request and paid in a subsequent month or year. In connection with the disposition of the Park Lane Building and completion of substantial tenant improvement projects associated with leasing activity at the Parkway at Oak Hill Buildings, Wells VAF I’s investment committee approved a revised determination of gross asset value of the assets under management in September 2010 for purposes of calculating the annual asset management fee effective in October 2010.

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

Property Management Agreement

On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC (“WRES”) to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (“Management Agreement”) which was effective retroactive to February 20, 2010. Pursuant to the Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager up to approximately $151,000. These costs and expenses may include wages and salaries and other employee-related expenses of WRES’ employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis. The Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and nine months ended September 30, 2010 and 2009, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asset management fees (1)	$125,645	$129,619	$376,932	$388,857
Administrative reimbursements (1)	84,330	58,986	274,893	192,533
Disposition fee (1)	42,270	0	42,270	0
Construction management fees (2)	0	0	11,438	0
Property management fees (1)	4,500	0	11,357	0

Total	$256,745	$188,605	$716,890	$581,390

(1)	Asset management fees, administrative reimbursements, disposition fees, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

Due to Affiliates

As of September 30, 2010 and December 31, 2009, due to affiliates was comprised of the following items:

	September 30, 2010	December 31, 2009
Administrative reimbursements and bill-backs	$175,291	$34,528
Asset management fees	251,288	0
Disposition fee	42,270	0
Construction management fees	3,771	0
Property management fees	1,500	0

	$474,120	$34,528

WIM’s affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

In consideration of the vacancy at the Nathan Lane Building, the free rent concessions at the Parkway at Oak Hill Buildings, and the current debt structure and covenants, WIM agreed to defer its asset management fees and administrative reimbursements effective April 2010. Wells VAF I anticipates that this deferral will persist until the portfolio’s operations stabilize.

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

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of September 30, 2010, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual base rent amounts as they become due. In particular, three tenants at its remaining properties account for approximately 87% of its contractual base rental revenue from continuing operations for the nine months ended September 30, 2010 as follows: Country Music Television, Inc. (“CMT”), 51%; Brocade Communications Systems, Inc. (“Brocade”), 20%; and Stanley Convergent Security Solutions, Inc. (“Stanley”), 16%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

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

6.	DISCONTINUED OPERATIONS

In accordance with GAAP, Wells VAF I has classified the results of operations related to the Park Lane Building, which was sold on September 22, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$301,287	$365,876	$987,569	$1,012,996
Tenant reimbursements	433,854	220,925	1,031,834	775,784
Interest and other income	20	0	98	0

Total revenues	735,161	586,801	2,019,501	1,788,780

Property operating costs	437,846	224,465	1,033,629	801,598
Asset and property management fees:
Related-party	32,456	20,057	97,369	60,172
Other	15,925	15,786	43,165	39,662
Depreciation	24,536	44,742	114,020	134,558
Amortization	30,402	33,564	97,747	219,203
General and administrative expenses	5,527	3,404	21,373	9,947

Total expenses	546,692	342,018	1,407,303	1,265,140

Operating income	188,469	244,783	612,198	523,640
Gain on disposition	6,915,486	0	6,915,486	0

Income from discontinued operations	$7,103,955	$244,783	$7,527,684	$523,640

7.	COMMITMENTS AND CONTINGENCIES

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The table below includes future contingent obligations under Wells VAF I’s existing leases as of September 30, 2010.

Building	Tenant	Contingent Tenant Allowance Obligations as of September 30, 2010
Nathan Lane Building	Brocade Communications Systems, Inc.	$0.7 million (1)
Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.3 million (2)
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.2 million (2)

(1)	A deposit account, which is included in other assets as of September 30, 2010, has been established to fund the residual balance of this contingent tenant allowance obligation.

(2)	Wells VAF I intends to utilize a portion of the available balance on the Parkway Loan to fund these tenant allowance obligations.

8.	SUBSEQUENT EVENT

Property Management Agreement

On November 1, 2010, Wells VAF I entered a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the “Commerce Management Agreement”). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES’ employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Commerce Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

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

Overview

We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. As of October 31, 2010, Wells VAF I owned interests in three properties. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its current portfolio.

Portfolio Overview

Information relating to the properties owned by Wells VAF I is presented below:

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

•

The Park Lane Building is a five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania, that was acquired in January 2007. The Park Lane Building was 100% leased to CGLIC, under a lease that was set to expire in January 2020. On

September 22, 2010, we sold the Park Lane Building to an unrelated third party for a gross sale price of approximately $16.9 million. The disposition resulted in net sale proceeds of approximately $16.3 million and a gain on sale of approximately $6.9 million. In accordance with the terms of the Bank of America Loan, all of the net proceeds from the sale of the Park Lane Building were applied against the outstanding loan balance.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 76% leased to CMT through May 2013.

•

The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 75% leased to seven tenants following the execution of (i) the third amendment to the Surveying and Mapping, Inc. lease for additional space of approximately 10% of the property on July 14, 2010, which extends through August 2017 and (ii) the Wells Fargo Bank, N.A. lease for additional space of approximately 1% of the property on October 28, 2010, which extends through August 2018.

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

Short-Term Liquidity and Capital Resources

During the nine months ended September 30, 2010, we generated net operating cash flows of approximately $(1.3 million), primarily due to establishing an escrow account to fund future real estate taxes, insurance, and interest expense, as required by the A10 Loans. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. As further described below, the Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. Consistent with these restrictive covenants and in order to make additional cash resources available to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members in 2010. Once replacement financing has been secured for the Bank of America Loan (which is maturing on November 30, 2010), our ability to pay future distributions to investor members will be evaluated on a quarter-by-quarter basis to insure that we are able to fund anticipated capital expenditures and re-leasing costs for our properties.

During the nine months ended September 30, 2010, we received net sale proceeds of approximately $16.4 million from the sale of the Park Lane Building, which were used to pay down the Bank of America Loan. Net sale proceeds may be adjusted should additional information become available in subsequent periods.

During the nine months ended September 30, 2010, we obtained proceeds from third party borrowings of approximately $8.2 million and used such proceeds to (i) establish a $4.3 million escrow account to fund re-leasing costs and capital expenditures for the Nathan Lane Building and the Parkway at Oak Hill Buildings, (ii) pay down the Bank of America Loan by $1.1 million, and (iii) fund loan costs related to the Bank of America and A10 Loans of $0.5 million. The remaining proceeds from third party borrowings will primarily be used to fund portfolio and property operating costs during the transitional lease-up period at the Parkway at Oak Hill Buildings. We anticipate funding future capital expenditures and re-leasing costs with additional third-party borrowings and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangements.

We expect to utilize the residual cash balance on hand as of September 30, 2010 of approximately $2.7 million and future third party borrowings to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

Bank of America Loan

As of September 30, 2010, Wells VAF I was party to a term loan with Bank of America which had an outstanding balance of approximately $5.5 million and a scheduled maturity date of November 30, 2010 (the “Bank of America Loan”). The Bank of America Loan is collateralized by the Nathan Lane Building and, prior to the September 22, 2010 sale of the Park Lane Building, was collateralized by it as well. The Bank of America Loan contains restrictive covenants that prohibit Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan is outstanding. In addition, all net cash flow from the remaining collateralized property is required to be used to service the Bank of America Loan, which includes monthly principal payments in the amount of $7,600 and monthly interest payments at a rate of one-month London Interbank Offered Rate (“LIBOR”), plus a margin of 4.50%. All remaining cash flow from the collateralized property will be applied as a principal payment against the Bank of America Loan and may not be utilized to fund the operations or capital requirements of the other properties in the portfolio. Further, net proceeds from the sale of the remaining collateralized property must be applied against the outstanding balance of the Bank of America Loan prior to funding any capital requirements or operating needs of the portfolio. If we are unable to make any loan payments and/or are found to be non-compliant with the restrictive covenants disclosed below and, therefore, are found to be in default under the terms of the Bank of America Loan, Bank of America could foreclose on the Nathan Lane Building, which serves as collateral for the loan pursuant to a mortgage agreement, and seek to obtain a judgment against us for any amount still owing to Bank of America under the credit facility after the foreclosure and sale of the property. Any such default, foreclosure, or judgment would have a material adverse effect on our financial condition and results of operations.

The Bank of America Loan contains, among others, the following restrictive covenants:

•

limits our ratio of total debt under the Bank of America Loan to the total current “as is” appraised value of the collateralized property, to be 70% or less determined as of the last day of each fiscal quarter;

•

limits our ratio of net operating income from the collateralized property to interest expense incurred under the Bank of America Loan to be greater than 1.5:1 determined as of the last day of each fiscal quarter; and

•	prohibits us from securing any additional debt with the collateralized property.

A10 Loans

On February 24, 2010, we entered into two loan agreements with A10 Capital, LLC; one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings and the other for up to $5.0 million, secured by the Commerce Street Building. As of September 30, 2010, the outstanding balances on the Parkway Loan and the Commerce Street Loan were $4.5 million and $3.75 million, respectively. The A10 Loans mature on March 1, 2013, and incur interest at a rate of one-month LIBOR, plus a margin of 8.875%. Monthly installments on the A10 Loans are interest-only and the entire principal balance is due at maturity, assuming no prior principal prepayment. The A10 Loans are cross-defaulted and cross-collateralized with each other.

Negotiations for a credit facility to replace both the Bank of America Loan and the A10 Loans are well under way with a prospective lender. In the event that we are unable to secure this facility, we would pursue alternative financing options, which may include a mortgage loan for the Nathan Lane Building. Wells VAF I believes that it will be able to secure financing sufficient to meet its debt obligations at current-market terms. However, Wells VAF I acknowledges that the U.S. credit markets remain volatile and, as such, it can make no assurances that replacement financing will be available at terms favorable or desirable to it.

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

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of outstanding third-party borrowings. In May 2010, Brocade, the majority tenant at the Nathan Lane Building, reduced its square footage leased from 81% to 24% of the Nathan Lane Building. Accordingly, our net income will be reduced to the extent we are unable to re-lease the vacant space and we may have to expend substantial funds to re-lease the vacant space. In addition, to the extent the Parkway at Oak Hill Buildings and the Commerce Street Building continue to remain partially vacant, increased property operating expenses and asset and property management fees relating to those properties may reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings will be used to fund certain re-leasing costs and capital expenditures for our existing properties.

Contractual Commitments and Contingencies

We are contractually committed to repay the Bank of America Loan in full along with any accrued and unpaid interest by November 30, 2010. We are contractually committed to repay the A10 Loans in full along with any accrued and unpaid interest by March 1, 2013. As of September 30, 2010, we owed $5.5 million and $8.2 million on the Bank of America Loan and the A10 Loans, respectively.

Results of Operations

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2010

Continuing Operations

Rental income increased slightly from $1,056,075 for the three months ended September 30, 2009 to $1,119,998 for the three months ended September 30, 2010 due to an increase in occupancy at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building. We expect future rental income to increase slightly due to the commencement of the third amendment to the Surveying and Mapping, Inc. lease at the Parkway at Oak Hill Buildings in the fourth quarter of 2010.

Tenant reimbursements increased from $84,756 for the three months ended September 30, 2009 to $322,067 for the three months ended September 30, 2010 due to Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010 due to a change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment. Through April 30, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. Absent future leasing activity, we expect future tenant reimbursements to remain at a similar level, as compared to the third quarter of 2010.

Property operating costs increased from $475,195 for the three months ended September 30, 2009 to $911,781 for the three months ended September 30, 2010 due to the change in the lease and management structure at the Nathan Lane Building effective May 1, 2010 associated with the Brocade lease amendment described above. Absent future leasing activity, we expect future property operating costs to remain at a similar level, as compared to the third quarter of 2010.

Asset and property management fees remained relatively stable at $127,313 for the three months ended September 30, 2009 and $129,238 for the three months ended September 30, 2010. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $294,774 for the three months ended September 30, 2009 to $400,215 for the three months ended September 30, 2010, primarily as a result of tenant improvements completed in connection with executing leases for approximately 53% of the Parkway at Oak Hill Buildings since October 2009. We expect depreciation expense to increase slightly, as compared to the third quarter of 2010, as a result of the anticipated completion of the remaining tenant improvement projects at the Parkway at Oak Hill Buildings.

Amortization expense decreased from $667,749 for the three months ended September 30, 2009 to $251,052 for the three months ended September 30, 2010, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in the third quarter of 2010 following the expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to remain at a similar level, as compared to the third quarter of 2010.

General and administrative expenses remained relatively stable at $148,124 for the three months ended September 30, 2009 and $143,971 for the three months ended September 30, 2010. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $314,054 for the three months ended September 30, 2009 to $546,836 for the three months ended September 30, 2010, primarily due to the execution of the A10 Loans in February 2010, which included an initial funding of $8.15 million. We anticipate interest expense to decrease due to the reduction of the outstanding balance of the Bank of America Loan; however, we are currently negotiating replacement financing for the Bank of America Loan and A10 Loans, which may impact future interest expense.

Discontinued Operations

In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations increased from $244,783 for the three months ended September 30, 2009 to $7,103,955 for the three months ended September 30, 2010, primarily as a result of recognizing a gain of approximately $6.9 million on the sale of the Park Lane Building in September 2010. Absent the impact of future property sales, we expect future income from discontinued operations to decline as a result of recognizing the aforementioned non-recurring gain on sale of the Park Lane Building.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2010

Continuing Operations

Rental income increased slightly from $3,121,524 for the nine months ended September 30, 2009 to $3,253,590 for the nine months ended September 30, 2010 due to an increase in occupancy at the Parkway at Oak Hill Buildings partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building. We expect future rental income to increase slightly due to the commencement of the third amendment to the Surveying and Mapping, Inc. lease at the Parkway at Oak Hill Buildings in the fourth quarter of 2010.

Tenant reimbursements increased from $249,623 for the nine months ended September 30, 2009 to $676,017 for the nine months ended September 30, 2010 due to Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010 due to a change in the lease and management structure at the Nathan Lane Building associated with the Brocade lease amendment. Through April 30, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. We expect future tenant reimbursements to increase slightly as Brocade and Stanley reimburse their pro rata share of property operating costs at the Nathan Lane Building for a full year.

Property operating costs increased from $1,472,784 for the nine months ended September 30, 2009 to $2,230,457 for the nine months ended September 30, 2010 due to the change in the lease and management structure at the Nathan Lane Building effective May 2010 associated with the Brocade lease amendment described above and an increase in occupancy at the Parkway at Oak Hill Buildings. We expect future property operating costs to increase slightly due to the change in the lease and management structure at the Nathan Lane Building being effective for a full year and increased occupancy at the Parkway at Oak Hill Buildings.

Asset and property management fees remained relatively stable at $382,617 for the nine months ended September 30, 2009 and $353,534 for the nine months ended September 30, 2010. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $872,971 for the nine months ended September 30, 2009 to $1,091,372 for the nine months ended September 30, 2010 primarily as a result of tenant improvements completed in connection with executing leases for approximately 53% of the Parkway at Oak Hill Buildings since October 2009. We expect an additional increase in the future as a result of incurring depreciation expense for a full year on the tenant improvement projects completed during 2010 at the Parkway at Oak Hill Buildings.

Amortization expense decreased from $2,000,208 for the nine months ended September 30, 2009 to $1,189,204 for the nine months ended September 30, 2010, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in 2010 following the expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to decrease slightly due to recognizing less amortization of in-place intangible lease assets and origination costs for an entire year related to the aforementioned lease expiration.

General and administrative expenses remained relatively stable at $577,941 for the nine months ended September 30, 2009 and $557,939 for the nine months ended September 30, 2010. We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $729,517 for the nine months ended September 30, 2009 to $1,502,776 for the nine months ended September 30, 2010, primarily due to an increase in the average borrowing rate on the Bank of America Loan and the execution of the A10 Loans in February 2010, which included an initial funding of $8.15 million. The annualized borrowing rate incurred on the Bank of America Loan increased from one-month

LIBOR, plus 2.25%, to one-month LIBOR, plus 4.50%, effective September 30, 2009. We anticipate interest expense to decrease due to the reduction of the outstanding balance of the Bank of America Loan; however, we are currently negotiating replacement financing for the Bank of America Loan and A10 loans, which may impact future interest expense.

Discontinued Operations

In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations increased from $523,640 for the nine months ended September 30, 2009 to $7,527,684 for the nine months ended September 30, 2010, primarily as a result of recognizing a gain of approximately $6.9 million on the sale of the Park Lane Building in September 2010. Absent the impact of future property sales, we expect future income from discontinued operations to decline as a result of recognizing the aforementioned non-recurring gain on sale of the Park Lane Building.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of Wells VAF I’s real estate assets and related intangible assets as of September 30, 2010.

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

During the three months ended September 30, 2010 and 2009, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$ 9,258	$ 106,212	$ 97,967	$ 13,217

2009	$ 22,325	$ 449,316	$ 216,913	$ 34,677

During the nine months ended September 30, 2010 and 2009, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the nine months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$ 45,196	$ 646,044	$ 452,496	$ 68,265

2009	$ 90,228	$1,458,884	$ 658,316	$104,033

As of September 30, 2010 and December 31, 2009, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2010	$357,971	$2,934,382	$2,619,309	$386,472

December 31, 2009	$545,261	$7,740,086	$4,324,224	$694,078

The remaining net intangible assets and liabilities balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$ 9,258	$ 106,212	$ 97,965	$ 13,216
2011	37,032	424,848	391,864	52,866
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
Thereafter	52,459	255,322	161,082	32,893

	$209,845	$1,638,530	$1,386,092	$210,632

Weighted-Average Amortization Period	6 years	4 years	4 years	4 years

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

Related-Party Transactions and Agreements

We have entered into agreements with WIM, Wells Management, and WRES whereby we pay certain fees and expense reimbursements to WIM, Wells Management, and WRES for acquisition and advisory fees; reimbursements for acquisition expenses; reimbursements for organizational and offering expenses; asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.

Commitments and Contingencies

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The table below includes future contingent obligations under Wells VAF I’s existing leases as of September 30, 2010.

Building	Tenant	Contingent Tenant Allowance Obligations as of September 30, 2010
Nathan Lane Building	Brocade Communications Systems, Inc.	$0.7 million (1)
Parkway at Oak Hill Buildings	Surveying and Mapping, Inc.	$0.3 million (2)
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.2 million (2)

(1)	A deposit account, which is included in other assets as of September 30, 2010, has been established to fund the residual balance of this contingent tenant allowance obligation.

(2)	Wells VAF I intends to utilize a portion of the available balance on the Parkway Loan to fund these tenant allowance obligations.

Subsequent Event

Property Management Agreement

On November 1, 2010, Wells VAF I entered a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the “Commerce Management Agreement”). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES’ employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Commerce Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

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

ITEM 1A.	RISK FACTORS

Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

November 11, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, LLC

November 11, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Investment Management Company, LLC

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1		Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1	*	Management Agreement by and between Wells VAF – Parkway at Oak Hill, LLC and Wells Real Estate Services, LLC dated as of May 14, 2010

10.2	*	Management Agreement by and between Wells VAF – 330 Commerce Street, LLC and Wells Real Estate Services, LLC dated as of November 1, 2010

10.3	*	Purchase and Sale Agreement by and between Wells VAF – 3000 Park Lane, LLC and Matteson Real Estate Equities, Inc. dated as of July 20, 2010

10.4	*	First Amendment to Purchase and Sale Agreement by and between Wells VAF – 3000 Park Lane, LLC and Matteson Real Estate Equities, Inc. dated as of August 17, 2010

10.5	*	Second Amendment to Purchase and Sale Agreement by and between Wells VAF – 3000 Park Lane, LLC and Matteson Real Estate Equities, Inc. dated as of August 20, 2010

31.1	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.