Form 10-K
period 2010-12-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2011-03-22
CIK 1374694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of investor member interests, the registrant conducted a private placement offering of its shares of investor member interests that commenced on September 15, 2005 and terminated on September 15, 2008. Shares in its offering were sold at $1,000 per investor member interest, with discounts available for certain categories of purchasers. The number of shares of investor member interests held by non-affiliates as of June 30, 2010 was approximately 51,745.

As of February 28, 2011, there were 51,854 shares of investor member interests outstanding

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•

We have utilized debt financing from third parties to fund re-leasing costs, capital expenditures, and operating costs of the portfolio. Thus, our cash from operations will be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies will be reduced. Our current loan with NXT Capital is secured by all of our properties. If we are unable to make any payments under the loan or are found to be in default under the terms of the loan, the lender could foreclose on the properties. Any such default or foreclosure would have a material adverse effect on our financial condition and results of operations. In addition, provisions under the loan require that net proceeds from the sale of certain properties be applied against the outstanding balance of the respective loan up to a disclosed release price prior to funding any capital requirements, operating needs of the portfolio, or distributions to investors.

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

Wells Management Company, Inc. (“Wells Management”) is our sponsoring member and has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I pursuant to an operating agreement. Wells Management has contributed $1,000,000 to Wells VAF I for a subordinated interest therein. Wells Investment Management Company, LLC (“WIM”), a wholly owned subsidiary of Wells Management, has been appointed by Wells Management to serve as our manager. In addition, we have entered into an agreement with WIM (the “Advisory Agreement”), under which WIM performs certain key functions on our behalf, including, but not limited to, the investment of capital proceeds and management of day-to-day operations.

On September 15, 2005, we commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act. We commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Our offering terminated on September 15, 2008, at which time we had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000, we received net offering proceeds of approximately $47,706,000. All equity proceeds raised from the sale of investor member interests have been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.

Our investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates, and/or benefiting from favorable market conditions. As of February 28, 2011, we owned three properties consisting of all office buildings encompassing approximately 448,000 square feet and we do not anticipate acquiring any additional properties. See Item 2, “Properties” for a more detailed description of our portfolio.

Wells VAF I is not a mutual fund and does not intend to register under the Investment Company Act of 1940.

Investment Objectives and General

We have invested primarily in commercial office real estate properties, principally Class-A type assets in primary and secondary markets in the United States, that provide opportunities for value enhancement through development, operations, re-leasing, property improvements, or other means. Class-A type assets are characterized by excellent location and access, high-quality construction materials and condition, and professional management. They are competitive with new buildings and attract high-quality tenants. We have invested in properties located across the United States in Plymouth, Minnesota; Pittsburgh, Pennsylvania; Nashville, Tennessee; and Austin, Texas. We have since disposed of our property located in Pittsburgh, Pennsylvania.

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

Wells VAF I seeks to operate, improve, and otherwise enhance and dispose of its properties at a profit, within three to five years after completion of each acquisition, in a manner that achieves greater appreciation in value upon such dispositions and superior total returns to investors, than programs with a primary focus on current distributions of income. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, the current economic conditions and their impact on office market conditions have resulted in a decrease in leasing activity and volume, an increase in rental concessions, and a decline in effective rental rates, which has affected our ability to lease vacancies in our properties. In addition, disruptions and dislocations in the credit markets have negatively impacted transaction activity and made property dispositions within the near-term less attractive. These conditions may require that we hold individual assets longer than the three- to five-year period originally projected in order to achieve the best disposition pricing for our investor members. The timing of the disposition of individual assets will depend on prevailing economic conditions, including when a stabilization of the credit markets occurs as well as the recovery of the real estate markets in the geographic locations where we hold our properties. No assurances can be given that we will meet this projected time frame. Wells VAF I’s investment objectives are:

•	to increase the value of our portfolio of properties through property-level value-enhancing strategies;

•	to return to investors excess operating income in the form of cash distributions on their shares;

•	to preserve, protect, and return investors’ capital contributions; and

•	to realize capital appreciation for investors upon the orderly disposition of our properties and distribution of any cash gains to members.

Financing Objectives

Wells VAF I has employed leverage in a strategic manner to augment our net offering proceeds and net cash flows from operations, which has permitted us to acquire a larger and more diversified portfolio of properties. In the aggregate, we may borrow up to 75% of the value of any particular property purchased by us, so long as the aggregate amount of such borrowings does not exceed 50% of the aggregate asset value of properties in our portfolio on a stabilized basis.

Employees

Wells VAF I has no direct employees. The employees of Wells Management, the sole member of WIM, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the manager and its affiliates during the years ended December 31, 2010 and 2009.

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

Economic Dependency

We have engaged WIM, Wells Real Estate Services, LLC (“WRES”), and Wells Management to provide certain services essential to us, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, investor member communications, and investor relations. As a result of these relationships, we are dependent upon WIM, WRES, and Wells Management.

WIM, WRES, and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Accordingly, we focus on the financial condition of WREF when assessing the financial condition of WIM, WRES, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual base rent amounts as they become due. In particular, three current tenants at our properties account for approximately 94% of our contractual base rental revenue from continuing operations for the year ended December 31, 2010 as follows: Country Music Television, Inc. (“CMT”), 55%; Brocade Communications Systems, Inc. (“Brocade”), 20%; and Stanley Convergent Security Solutions, Inc. (“Stanley”), 19%. The inability of any of these tenants to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own.

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

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and portfolio of investments.

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.sec.gov website. These filings are available promptly after we file with or furnish them to the SEC.

ITEM 1A.	RISK FACTORS.

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2010.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
	2010	2009
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	100%
2. Park Lane Building (Sold September 22, 2010) A five-story office building and an eight-acre parcel of land containing a parking lot, located in Pittsburgh, Pennsylvania	—	100%
3. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	76%	76%
4. Parkway at Oak Hill Buildings Two separate two-story office buildings located, in Austin, Texas	79%	35%

Lease Expirations

As of December 31, 2010, the lease expirations scheduled during the following 10 years and thereafter for the properties we own directly, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2013(1)	1	86,017	$1,608,518	30.4%	30.8%
2015(2)	3	13,988	280,518	5.0	5.4
2016(3)	1	37,427	523,978	13.2	10.0
2017(4)	2	83,912	1,540,743	29.6	29.5
2018(5)	2	9,264	188,828	3.3	3.6
2020(6)	2	52,507	1,080,489	18.5	20.7

	11	283,115	$5,223,074	100.0%	100.0%

(1)	Commerce Street Building: CMT lease (approximately 86,000 square feet).

(2)

Parkway at Oak Hill Buildings: The Solomon Group, Inc. lease (approximately 5,700 square feet); Sierra Systems, Inc. lease (approximately 5,400 square feet); and QD Solutions, Inc. lease (approximately 2,800 square feet).

(3)	Nathan Lane Building: Stanley lease (approximately 37,400 square feet).

(4)	Nathan Lane Building: Brocade lease (approximately 44,800 square feet) and Parkway at Oak Hill Buildings: Surveying and Mapping, Inc. lease (approximately 39,100 square feet).

(5)	Parkway at Oak Hill Buildings: Wells Fargo Bank, N.A. lease (approximately 2,200 square feet) and Communication Workers of America lease (approximately 7,100 square feet).

(6)	Parkway at Oak Hill Buildings: Wells Fargo Bank, N.A. lease (approximately 36,100 square feet) and Espey Consultants, Inc. lease (approximately 16,400 square feet).

Property Descriptions

The properties that we owned during the periods presented are further described below:

Nathan Lane Building

The Nathan Lane Building is a five-story office building containing approximately 184,000 rentable square feet located in Plymouth, Minnesota. The Nathan Lane Building was acquired on September 20, 2006. As of December 31, 2010, the Nathan Lane Building was 45% leased under lease agreements with Brocade (approximately 24%) and Stanley (approximately 21%). The original Brocade net lease for approximately 148,000 rentable square feet commenced on October 8, 1999, and was set to expire on April 30, 2010. On October 20, 2009, we entered into a new lease agreement with Brocade at the Nathan Lane Building, which terms were effective as of May 1, 2010. The new lease agreement reduced Brocade’s square footage from approximately 81% of the building to approximately 24% of the building, extended the lease term from April 30, 2010 to July 31, 2017, and provided for a three-month rent abatement period. Pursuant to the new lease agreement, Brocade no longer manages the Nathan Lane Building, and its annual base rent has increased from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. Brocade’s annual base rent will increase by approximately 3% annually beginning in May 2011, the thirteenth month of the lease. In addition to annual base rent, Brocade is also required to reimburse us for its pro rata share of all operating expenses and real estate taxes effective May 1, 2010. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. As of December 31, 2010, the annual base rent payable under the current Brocade lease was approximately $633,000. The annualized rent payable in 2017 under the current Brocade lease will be approximately $779,000.

Stanley occupies approximately 37,400 rentable square feet of the Nathan Lane Building. The Stanley lease commenced on May 12, 2006 and expires on May 31, 2016. Effective May 1, 2010, Stanley began to reimburse for its pro rata share of the operating expenses and real estate taxes. Stanley has the right, at its option, to extend the initial term of its lease for two additional five-year periods. As of December 31, 2010, the annual base rent payable under the Stanley lease was approximately $487,000. The annualized base rent payable in 2016 under the Stanley lease will be approximately $524,000.

Park Lane Building

The Park Lane Building is a five-story office building containing approximately 105,000 rentable square feet and an eight-acre adjacent parcel of land containing a parking lot located in Pittsburgh, Pennsylvania. The Park Lane Building was acquired on January 5, 2007 and was 100% leased to Connecticut General Life Insurance Company through January 31, 2020. On September 22, 2010, we sold the Park Lane Building to an unrelated third party for a gross sale price of $16.9 million. The disposition resulted in net sale proceeds of approximately $16.1 million and a gain on sale of approximately $6.7 million. In accordance with the terms of the Bank of America Loan (see Item 7 where defined), all of the net proceeds from the sale of the Park Lane Building were applied against the outstanding balance of the Bank of America Loan.

Commerce Street Building

The Commerce Street Building is a four-story office building containing a total of approximately 118,000 square feet, of which we own approximately 115,000 rentable square feet and two floors of a parking deck located in

Nashville, Tennessee. The Commerce Street Building was acquired on December 14, 2007. As of December 31, 2010, the Commerce Street Building was 76% leased under a lease agreement with CMT. The original lease agreement, which includes approximately 57,000 square feet, commenced on October 1, 2002 and expires on May 31, 2013. On August 1, 2005, CMT executed an amendment to its original lease agreement, increasing the square footage leased by an additional 29,000 square feet, which commenced on June 1, 2006 and also expires on May 31, 2013. CMT has the right, at its option, to extend the initial term of its lease for two additional five-year periods. The first extension option contains stipulated annualized rental income of approximately $1.7 million, with annual increases of approximately $34,400, and the second extension option is at 95% of the then-current market rental rate. As of December 31, 2010, the annual base rent payable under the CMT lease was approximately $1,540,000. The annualized base rent payable in 2013 under the CMT lease will be approximately $1,609,000.

Parkway at Oak Hill Buildings

The Parkway at Oak Hill Buildings consist of two separate two-story office buildings containing a combined total of approximately 146,000 rentable square feet and a three-story parking garage located in Austin, Texas. The Parkway at Oak Hill Buildings were vacant when acquired on October 15, 2008, and are currently approximately 79% leased to seven tenants: Surveying and Mapping, Inc. (approximately 27%, expiring August 2017); Wells Fargo Bank, N.A. (approximately 26%, of which 1% expires July 2018 and 25% expires April 2020); Espey Consultants, Inc. (approximately 11%, expiring August 2020); Communication Workers of America (approximately 5%, expiring March 2018); The Solomon Group, Inc. (approximately 4%, expiring August 2015); Sierra Systems, Inc. (approximately 4%, expiring April 2015); and QD Solutions, Inc. (approximately 2%, expiring May 2015).

ITEM 3.	LEGAL PROCEEDINGS.

We are from time to time a party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the year ended December 31, 2010.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR WELLS VAF I’S INVESTOR MEMBER INTERESTS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Summary

As of February 28, 2011, 51,854 shares of investor member interests, held by a total of 598 investor members, were outstanding. Capital contributions are equal to $1,000.00 per share of investor member interest. A public trading market has not been established for our shares of investor member interests, nor is such a market anticipated to develop in the future. The operating agreement provides WIM with the right to prohibit transfers of shares under certain circumstances.

Share Valuation

We are required to report the estimated value of the investor member interests annually to our members following the property valuation process set forth in the Advisory Agreement. In accordance with our Advisory Agreement, each year one-third of the properties are appraised by an independent appraiser, and the remaining two-thirds are appraised by personnel of WIM or its affiliates and reviewed by an independent appraiser. For purposes of the 2010 valuation, an independent appraisal was completed by CB Richard Ellis on the Commerce Street Building, while internal appraisals by personnel of WIM or its affiliates were completed on the Nathan Lane Building and the Parkway at Oak Hill Buildings and subsequently reviewed by Altus Group U.S. Inc. as required by our Advisory Agreement. The final appraisals were utilized to determine the aggregate asset value of the assets under management for purposes of computing the appropriate amount of the annual asset management fee. The aggregate value of the assets under management discussed above, along with other assets and liabilities, were used to calculate the estimated value of the investor member interests. The estimated share valuations are intended to be an estimate of the distributions that would be made to investor members, assuming an orderly liquidation of our assets.

Utilizing the methodology described above and based upon market conditions existing in early December 2010, we estimated the share valuations as of December 31, 2010 to be an average of approximately $808 per share, dependent upon each investor member’s time of purchase in relation to our offering period. Individual member share values will likely vary from the average share value disclosed as a result of the complexities of the net cash flow distribution calculation described in detail below. These estimates should not be viewed as an accurate reflection of the price at which investor members might be able to sell their shares. There is no established public trading market for our investor member shares, and it is not anticipated that a public trading market for the shares will ever develop. The valuations performed by us are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific investor member shares. In addition, property values are subject to change and could decline in the future.

In addition, as we sell certain properties and distribute the net sale proceeds, if available, the remaining value of our portfolio of properties, and resulting value of our investor member shares, will naturally decline.

Distribution of Net Cash Flow

We may not make significant regular distributions from cash flow from operations, and we have the discretion not to distribute cash flow generated as net proceeds of nonliquidating sales of our properties, if WIM determines that it is in the best interest of Wells VAF I and its members to use such net proceeds to enhance the value of our portfolio. Our principal investment strategy is to operate and/or develop, improve, and dispose of properties in a manner that enhances their appreciation in value for realization upon property sales over the mid-term. Accordingly, a significant portion of any cash flow from operations may be deployed by us in value-enhancing strategies for our portfolio of properties, and some portion of nonliquidating net sale proceeds may also be deployed for such purposes.

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

Net cash flow distributions to investor members are accrued for accounting purposes in the quarter declared and paid to investor members in the following quarter. No cash distributions were paid to Wells Management during the years ended December 31, 2009 or 2010.

Redemption of Shares of Investor Member Interests

We did not redeem any securities during the quarter ended December 31, 2010.

Unregistered Issuance of Securities

During 2010 we did not sell any equity securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.

We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report.

Overview

We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. As of February 28, 2011, we owned interests in three properties.

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

•

The Park Lane Building is a five-story office building with an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania, that was acquired in January 2007 and was sold on September 22, 2010. It was 100% leased to a single tenant at the time of its disposition.

•

The Commerce Street Building is a four-story office building and two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 76% leased to CMT through May 2013.

•

The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 79% leased to seven tenants.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors such as employment and housing still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared to 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a 0.94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity was $18.7 billion, more than all of 2009. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C.; and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction, and suburban rates averaged 7.7%,

135 basis points lower than 2009. Both exchange-listed REITs and nontraded REITs were the largest buyers of real estate in 2010, with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010, which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and is headed toward a stronger, healthier recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower capitalization rates than properties without these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows few distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in prime position to capitalize on these distressed situations should they occur.

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

Less diversified real estate funds that own few properties, such as Wells VAF I, and those funds with current vacancies or near-term tenant rollover, such as Wells VAF I, may face a challenging leasing environment. In April 2010, Brocade, the majority tenant at the Nathan Lane Building, reduced its square footage leased from approximately 81% of the building to approximately 24%. In addition, the Commerce Street Building and Parkway at Oak Hill Buildings are currently approximately 24% and 21% vacant, respectively. These properties, in particular, may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market. Our investment strategy, which includes either renewing an existing tenant’s lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for the investor members.

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

Our operating strategy entails funding expenditures related to the recurring operations of the properties with operating cash flows, assessing the amount of operating cash flows and proceeds from third-party borrowings that will be required to fund future re-leasing costs and other capital improvements, and distributing residual operating cash flows to our investor members. We continue to carefully monitor market conditions and their impact on our earnings, our cash flows, and future distributions to investor members.

Short-Term Liquidity and Capital Resources

During the year ended December 31, 2010, net cash used in operating activities was approximately $5.7 million, primarily due to establishing escrow accounts to fund future real estate taxes, property operating costs, and capital improvements at our properties, as required by the NXT Loan (defined below). Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and interest and other income, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. Consistent with the restrictive covenants of the Bank of America Loan (defined below), and in order to make additional cash resources available to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members in 2010.

During the year ended December 31, 2010, we received net sale proceeds of approximately $16.1 million from the sale of the Park Lane Building, which were used to pay down the Bank of America Loan. During 2010, we invested approximately $5.2 million in real estate and deferred leasing costs.

During the year ended December 31, 2010, we obtained proceeds from third-party borrowings of approximately $27.2 million and used such proceeds to (i) establish $4.4 million in escrow accounts to fund future real estate taxes, property operating costs, and capital improvements at our properties as required by the NXT Loan; (ii) repay the Bank of America Loan and A10 Loans (defined below); and (iii) fund loan costs related to the NXT Loan, the Bank of America Loan, and A10 Loans incurred in 2010. The remaining proceeds from third-party borrowings will primarily be used to fund portfolio and property operating costs during the transitional lease-up period at the Parkway at Oak Hill Buildings. We anticipate funding future capital expenditures and re-leasing costs with the additional availability on the NXT Loan and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangement.

We expect to utilize the residual cash balance on hand as of December 31, 2010 of approximately $2.2 million and the remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

NXT Loan

On December 17, 2010, we entered a loan agreement with NXT Capital, LLC (“NXT Capital”) for a loan in the amount of up to $30 million (the “NXT Loan”). The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75%. The interest rate has a floor of 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. At closing, $19 million was funded by NXT Capital. Of the remaining balance, $10 million was subject to a holdback and retained by NXT Capital for costs and expenses incurred in connection with certain tenant improvements and leasing commissions approved by NXT Capital, and $1 million was retained by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). From the initial $19 million funded, approximately $12 million was used to pay off the outstanding balances of the Bank of America Loan and the A10 Loans, approximately $5 million was disbursed to be used in accordance with the terms of the loan agreement, and the remaining funds were used to pay costs incurred in connection with closing the NXT Loan, including the payment of property taxes at the Parkway at Oak Hill Buildings and the establishment of tax escrow accounts for all properties.

The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with our own funds. Except as permitted with respect to a partial release, we may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. We have provided a limited guaranty of the NXT Loan with respect to certain potential losses, damages, causes of actions, suits, and expenses incurred by NXT Capital, which may result from certain actions or inactions by us. In addition, we have provided a guaranty of the principal balance and any interest or other sums outstanding under the NXT Loan in the event of (i) certain bankruptcy or insolvency proceedings and (ii) certain other actions committed by us.

Bank of America Loan

During the year ended December 31, 2010, we were party to a term loan (the “Bank of America Loan”) with Bank of America National Association (“Bank of America”), which had an outstanding balance of approximately $5.5 million prior to its maturity and repayment in December 2010 in connection with securing the NXT Loan. The Bank of America Loan incurred interest at a variable rate of one-month LIBOR, plus a margin of 4.50%.

A10 Loans

During the year ended December 31, 2010, we were party to two loan agreements with A10 Capital, LLC (“A10 Capital”), with an original maturity date in March 2013: one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). The outstanding balances of the Parkway Loan and the Commerce Loan were $4.5 million and $3.75 million, respectively, prior to repayment in December 2010 in connection with securing the NXT Loan. The A10 Loans incurred interest at a rate of one-month LIBOR, plus a margin of 8.875%.

Long-Term Liquidity and Capital Resources

Our offering of investor member interests terminated on September 15, 2008. Substantially all equity proceeds raised from the sale of investor member interests were used to fund property acquisitions. As such, we expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, third-party borrowings, and net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any outstanding indebtedness, and repayment of outstanding borrowings.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of outstanding third-party borrowings. In May 2010, Brocade, the majority tenant at the Nathan Lane Building, reduced its square footage leased from 81% to 24% of the Nathan Lane Building. Accordingly, our future cash flows will be reduced to the extent we are unable to re-lease the vacant space, and we may have to expend substantial funds to re-lease the vacant space. In addition, to the extent the Parkway at Oak Hill Buildings and the Commerce Street Building continue to remain partially vacant, increased property operating expenses and asset and property management fees relating to those properties may reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings will be used to fund certain re-leasing costs and capital expenditures for our existing properties.

Contractual Obligations and Commitments

We are contractually committed to repay the NXT Capital Loan in full, along with any accrued and unpaid interest by December 16, 2013. As of December 31, 2010, we owed $19.0 million on the NXT Capital Loan.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Continuing Operations

Rental income increased from $4,178,997 for the year ended December 31, 2009, to $4,400,207 for the year ended December 31, 2010, primarily due to an increase in occupancy in 2010 at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building. We expect future rental income to increase slightly to reflect a full year of income for the leases that commenced in 2010 at the Parkway at Oak Hill Buildings.

Tenant reimbursements increased from $312,054 for the year ended December 31, 2009, to $1,169,950 for the year ended December 31, 2010, primarily as a result of Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010, due to a change in the lease and management structure at the Nathan Lane Building. Prior to May 1, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. We expect future tenant reimbursements to increase slightly as Brocade and Stanley reimburse their pro rata share of property operating costs at the Nathan Lane Building for a full year.

Property operating costs increased from $2,017,354 for the year ended December 31, 2009, to $3,190,341 for the year ended December 31, 2010, primarily as a result of the change in the terms of the Brocade lease and management structure at the Nathan Lane Building described above and an increase in occupancy at the Parkway at Oak Hill Buildings. We expect future property operating costs to increase slightly due to the change in the lease and management structure at the Nathan Lane Building being effective for a full year and increased occupancy at the Parkway at Oak Hill Buildings.

Asset and property management fees remained relatively stable at $509,508 for the year ended December 31, 2009 and $479,027 for the year ended December 31, 2010. We anticipate asset and property management fees to remain at similar levels in the future.

Depreciation expense increased from $1,182,475 for the year ended December 31, 2009, to $1,515,439 for the year ended December 31, 2010, primarily as a result of tenant improvements completed in connection with recent leases executed at the Parkway at Oak Hill Buildings. We expect an additional increase in the future as a result of incurring depreciation expense for a full year on the tenant improvement projects completed during 2010 at the Parkway at Oak Hill Buildings.

Amortization expense decreased from $2,609,682 for the year ended December 31, 2009, to $1,444,781 for the year ended December 31, 2010, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in 2010 following the expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to decrease slightly due to recognizing less amortization of in-place intangible lease assets and origination costs for an entire year related to the aforementioned lease expiration.

General and administrative expenses decreased from $756,976 for the year ended December 31, 2009, to $717,133 for the year ended December 31, 2010, primarily due to a decrease in legal fees, accounting fees, and printing costs incurred in connection with additional reporting and regulatory requirements in 2009. Absent timing differences, we anticipate that changes in future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

Interest expense increased from $1,045,000 for the year ended December 31, 2009, to $1,830,359 for the year ended December 31, 2010, primarily as a result of an increase in average notes payable balances outstanding in 2010 and an increase in our weighted-average interest rate. We anticipate interest expense to increase due to the execution of the NXT Loan in December 2010, which increased our average outstanding notes payable balance.

The 2010 loss on early extinguishment of debt of $343,923 represents the write-off of unamortized deferred financing costs related to the A10 Loans, which were fully repaid in December 2010, in advance of their original March 2013 maturities, using proceeds obtained from the newly originated NXT Loan.

Discontinued Operations

In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations increased from $757,861 for the year ended December 31, 2009 to $7,368,883 for the year ended December 31, 2010, primarily as a result of recognizing a gain of approximately $6.7 million on the sale of the Park Lane Building in September 2010. Absent the impact of future property sales, we expect future income from discontinued operations to decline as a result of recognizing the aforementioned non-recurring gain on sale of the Park Lane Building.

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

Below is a discussion of our accounting policies, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate Assets

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets, which we own directly, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets and related intangible assets as of December 31, 2010.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s ultimate fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income (loss).

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocated the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on our estimate of their fair values. As further described below, in-place leases where we are the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

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

Commitments and Contingencies

We are not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2010
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.6 million

Subsequent Event

Appointment of New Officer of Manager

On February 17, 2011, the board of directors of WIM accepted Kevin A. Hoover’s resignation as president of WIM and appointed Christopher D. Daniels to serve as president of WIM effective immediately. Upon Mr. Hoover’s resignation as president, the board of directors of WIM increased the size of the WIM board by one member and elected Mr. Hoover to fill the vacancy created thereby.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, it is not required to provide such information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accountants, Frazier & Deeter, LLC, during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of December 31, 2010, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Directors and Executive Officers of Manager

The Board of Directors is responsible for the management and control of our affairs. Individuals on the Board of Directors have been designated to serve as the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer of WIM and consequently serve that role for us through their position with WIM. The Board of Directors functions as the investment committee (the “Investment Committee”) for us, and makes all final decisions about property acquisitions and dispositions. The Investment Committee provides financial, investment, business, and other advice and assistance with respect to existing and prospective investments, including the evaluation of the proposed terms of any investment opportunity in light of our purpose and investment objectives. In addition, the Board of Directors provides ongoing supervision and direction for portfolio management and asset management. Investor members may not directly affect the composition of the Board of Directors; however, pursuant to the operating agreement, investor members may elect to remove WIM as the manager upon the affirmative vote of investor members holding greater than two-thirds of the outstanding shares of investor member interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in our annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2010.

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

Code of Ethics

We do not have any officers; however, Wells Management, our sponsoring member, has adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer with respect to Wells VAF I. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	EXECUTIVE COMPENSATION

We do not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of our compensation nor tabular information concerning salaries, bonuses, and other types of compensation to our executive officers or directors has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees we incurred payable to WIM and its affiliates during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No investor member beneficially owns more than 5% of our outstanding investor member shares.

(b)	We have no officers or directors. The directors and officers of WIM are responsible for our day-to-day operations and overall management functions. Set forth below is the security ownership of WIM’s management as of February 28, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Investor Member Interests	Kevin A. Hoover	50.0	Less than 1%
Investor Member Interests	M. Scott Meadows	59.3	Less than 1%
Investor Member Interests	All officers and directors as a group	109.3	Less than 1%

(1)	None of the shares are pledged as security.

(c)	No arrangements exist which would, upon operation, result in a change in control of Wells VAF I.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Relationship with Wells Management, WIM, and WIS

WIM is wholly owned by our sponsor, Wells Management, as its sole member. Wells Management is a wholly owned subsidiary of WREF, which is owned 100% by Leo F. Wells, III. Under our operating agreement, Wells Management has the exclusive authority to conduct the day-to-day and overall direction and supervision of our business and affairs. Pursuant to its authority, Wells Management appointed WIM to serve as our manager. During our private placement offering, WIS, which is indirectly owned 100% by Mr. Wells, served as our dealer-manager. We have entered into agreements with WIM and WRES, as discussed below, pursuant to which we pay our affiliates certain fees for services relating to the investment and management of our assets.

Sponsoring Member Interest

On September 27, 2005, we received a $1,000,000 contribution from Wells Management for a subordinated interest therein. During the start-up period, proceeds from this contribution were held as working capital and used primarily to fund initial operating costs. Following the start-up period, the residual proceeds were distributed to investor members. Wells Management’s interest is subordinated to investor members in earnings allocations and distributions from Wells VAF I. See “Distribution of Net Cash Flow” under Item 5, “Market for Wells VAF I’s Investor Member Interests and Related Security Holder Matters” for a discussion of the distributions Wells Management receives in connection with its subordinated interest.

Advisory Agreement

On September 15, 2005, we entered into the Advisory Agreement with WIM which was amended on December 22, 2008 and December 20, 2010. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. The current term of the Advisory Agreement expires September 14, 2011. We may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. If we terminate the Advisory Agreement, we will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm’s length, and we will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.

Under the terms of the Advisory Agreement, we incur the following fees and reimbursements payable to WIM:

•

During our private placement offering of investor member interests, we reimbursed WIM for organization and offering costs paid on our behalf equal to 0.5% of gross offering proceeds raised under the offering. Organization and offering costs were incurred by WIM on our behalf and were not our direct liability. Such costs included legal and accounting fees, printing costs, and other offering expenses, and specifically excluded sales or underwriting commissions. When incurred by Wells VAF I, organization costs were expensed and offering costs were recorded as charges to members’ capital.

•

During our private placement offering of investor member interests, we paid WIM acquisition fees in an amount equal to 2.0% of gross offering proceeds raised under the offering. These acquisition fees served as compensation for services WIM rendered in connection with the investigation, selection, and acquisition of properties. We paid the acquisition fees upon our receipt of gross offering proceeds from the sale of shares.

•

Monthly asset management fees equal to one-twelfth of 0.75% of the gross value of our real estate assets, as determined and approved in good faith and consistent with applicable fiduciary duties by the investment committee of Wells VAF I. Any portion of the asset management fee may be deferred upon WIM’s request and paid in a subsequent month or year. In connection with the disposition of the Park Lane Building and completion of substantial tenant improvement projects associated with leasing activity at the Parkway at Oak Hill Buildings, our investment committee approved a revised determination of gross asset value of the assets under management in September 2010 for purposes of calculating the annual asset management fee effective in October 2010.

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

•	For any property we sell, a disposition fee equal to 0.25% of the sales price, if WIM provides a substantial amount of services in connection with the sale.

Property Management Agreements

On February 20, 2010, we executed an initial management agreement with WRES to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (“Parkway Management Agreement”), which was effective retroactive to February 20, 2010. Pursuant to the Parkway Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager up to approximately $151,000 per year. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis. The Parkway Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. We may terminate the Parkway Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

On November 1, 2010, we executed a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the “Commerce Management Agreement”). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. We may terminate the Commerce Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

Related-Party Costs

Pursuant to the terms of the agreements described above, we incurred the following related-party costs for the years ended December 31, 2010 and 2009:

	2010	2009
Asset management fees(1)	$470,119	$518,476
Administrative reimbursements(1)	347,957	257,393
Disposition fee(1)	42,270	0
Construction management fees(2)	34,664	0
Property management fees(1)	24,463	0

Total	$919,473	$775,869

(1)	Asset management fees, administrative reimbursements, disposition fees, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight

Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934, as amended.

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since August 19, 2008. All such fees are recognized in the period to which the services relate. The aggregate fees billed to Wells VAF I for professional accounting services by Frazier & Deeter, LLC, including the audit of Wells VAF I’s annual financial statements for the fiscal years ended December 31, 2010 and 2009, are set forth in the table below.

	Frazier & Deeter, LLC
	2010	2009
Audit Fees	$48,000	$86,625
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$48,000	$86,625

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

During the fiscal years ended December 31, 2010 and 2009, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-18 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed below.

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1		Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC, and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1	*	Amendment to the Advisory Agreement dated December 20, 2010 Wells Mid-Horizon Value-Added Fund I, LLC (the “Registrant”) and Wells Investment Management Company, LLC

10.2	*	Loan Agreement made by and between Wells VAF-330 Commerce Street, LLC, Wells VAF-Parkway at Oak Hill, LLC and Wells VAF-6000 Nathan Lane, LLC and NXT Capital, LLC dated as of December 15, 2010

10.3	*	Promissory Note by Wells VAF – 330 Commerce Street, LLC, Wells VAF – Parkway at Oak Hill, LLC, and Wells VAF – 6000 Nathan Lane, LLC to NXT Capital, LLC, dated as of December 15, 2010

10.4	*	Leasehold and Air Rights Deed of Trust with Power of Sale, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Wells VAF – 330 Commerce Street, LLC in favor of Michael St. Charles as “Trustee” for the benefit of NXT Capital, LLC

10.5	*	Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing made by Wells VAF – Parkway at Oak Hill, LLC to Timothy Ross as “Trustee” in favor of NXT Capital, LLC

10.6	*	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing made by Wells VAF – 6000 Nathan Lane, LLC to NXT Capital, LLC

10.7		Management Agreement by and between Wells VAF – Parkway at Oak Hill, LLC and Wells Real Estate Services, LLC dated as of May 14, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.8		Management Agreement by and between Wells VAF – 330 Commerce Street, LLC and Wells Real Estate Services, LLC dated as of November 1, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.9		Purchase and Sale Agreement by and between Wells VAF – 3000 Park Lane, LLC and Matteson Real Estate Equities, Inc. dated as of July 20, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.10		First Amendment to Purchase and Sale Agreement by and between Wells VAF – 3000 Park Lane, LLC and Matteson Real Estate Equities, Inc. dated as of August 17, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

Exhibit No.	Description of Document

10.11	Second Amendment to Purchase and Sale Agreement by and between Wells VAF – 3000 Park Lane, LLC and Matteson Real Estate Equities, Inc. dated as of August 20, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

10.12	Sixth Consolidated Amendatory Agreement between Wells Mid-Horizon Value-Added Fund I, LLC and Bank of America National Association, dated as of May 24, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.13	Fourth Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Nathan Lane Building) made by Wells VAF – 6000 Nathan Lane, LLC to and for the benefit of Bank of America National Association, dated as of May 24, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.14	Fourth Amendment to Open-end Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing (related to the Park Lane Building) by Wells VAF – 3000 Park Lane, LLC to and for the benefit of Bank of America National Association, dated as of May 24, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.15	Office Lease (related to the Parkway at Oak Hill Buildings) between Wells VAF – Parkway at Oak Hill, LLC and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 18, 2010

10.16	Loan Agreement (related to the Parkway Loan) by and among Wells VAF – Parkway at Oak Hill, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.14 to the Form 10-K filed on March 18, 2010

10.17	Promissory Note (related to the Parkway Loan) between Wells VAF – Parkway at Oak Hill, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.15 to the Form 10-K filed on March 18, 2010

10.18	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Parkway Loan) from Wells VAF – Parkway at Oak Hill, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 18, 2010

10.19	Conditional Terminating Guaranty (related to the Parkway Loan) by Wells Mid-Horizon Value-Added Fund I, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 18, 2010

10.20	Loan Agreement (related to the Commerce Street Loan) by and among Wells VAF – 330 Commerce Street, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 18, 2010

10.21	Promissory Note (related to the Commerce Street Loan) between Wells VAF – 330 Commerce Street, LLC and A10 Capital, LLC, incorporated by reference to Exhibit 10.19 to the Form 10-K filed on March 18, 2010

10.22	Deed of Trust with Assignment of Leases and Rents, Security Agreement and Fixture Filing (related to the Commerce Street Loan) from Wells VAF – 330 Commerce Street, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 18, 2010

Exhibit No.		Description of Document

10.23		Conditional Terminating Guaranty (related to the Commerce Street Loan) by Wells Mid-Horizon Value-Added Fund I, LLC for the benefit of A10 Capital, LLC, incorporated by reference to Exhibit 10.21 to the Form 10-K filed on March 18, 2010

10.24		Subsidiaries of the Registrant

31.1	*	Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

March 22, 2011	/S/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2011	/S/ LEO F. WELLS, III
Leo F. Wells, III
Principal Executive Officer, Director and Chairman of the Board of Wells Investment Management Company, LLC

March 22, 2011	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer, Principal Accounting Officer, Director, Senior Vice President, Secretary and Treasurer of Wells Investment Management Company, LLC

March 22, 2011	/S/ DONALD R. HENRY
Donald R. Henry
Director and Senior Vice President of Wells Investment Management Company, LLC

March 22, 2011	/S/ F. PARKER HUDSON
F. Parker Hudson
Director and Senior Vice President of Wells Investment Management Company, LLC

March 22, 2011	/S/ KEVIN A. HOOVER
Kevin A. Hoover
Director of Wells Investment Management Company, LLC

March 22, 2011	/S/ RANDALL D. FRETZ
Randall D. Fretz
Director of Wells Investment Management Company, LLC

March 22, 2011	/S/ KEVIN D. RACE
Kevin D. Race
Director of Wells Investment Management Company, LLC

March 22, 2011	/S/ M. SCOTT MEADOWS
M. Scott Meadows
Director of Wells Investment Management Company, LLC

March 22, 2011	/S/ JOSEPH P. OGLESBY
Joseph P. Oglesby
Director of Wells Investment Management Company, LLC

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

Wells Mid-Horizon Value-Added Fund I, LLC

We have audited the accompanying balance sheets of Wells Mid-Horizon Value-Added Fund I, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, members’ capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Mid-Horizon Value-Added Fund I, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
REAL ESTATE, AT COST:
Land	$7,281,349	$9,597,022
Building and improvements, less accumulated depreciation of $3,893,450 and $2,876,314 as of December 31, 2010 and 2009, respectively	41,128,978	44,287,103
Intangible lease assets, less accumulated amortization of $1,559,448 and $5,745,732 as of December 31, 2010 and 2009, respectively	1,732,905	2,539,615
Construction in progress	34,275	206,605

Total real estate assets	50,177,507	56,630,345

Cash and cash equivalents	2,153,542	2,843,397
Tenant receivables, net	1,617,390	355,152
Deferred financing costs, less accumulated amortization of $0 and $17,262 as of December 31, 2010 and 2009, respectively	1,233,958	153,572
Intangible lease origination costs, less accumulated amortization of $1,331,183 and $2,485,636 as of December 31, 2010 and 2009, respectively	1,288,126	1,838,588
Deferred leasing costs, less accumulated amortization of $253,111 and $215,291 as of December 31, 2010 and 2009, respectively	2,276,235	2,876,867
Other assets	4,495,122	210,418

Total assets	$63,241,880	$64,908,339

LIABILITIES AND MEMBERS’ CAPITAL

LIABILITIES:
Note payable	$19,000,000	$23,467,934
Accounts payable, accrued expenses, and accrued capital expenditures	1,167,300	1,640,109
Due to affiliates	58,744	34,528
Deferred income	550,644	638,827
Intangible lease liabilities, less accumulated amortization of $189,056 and $415,181 as of December 31, 2010 and 2009, respectively	197,416	278,897

Total liabilities	20,974,104	26,060,295

Commitments and Contingencies

MEMBERS’ CAPITAL:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	42,267,776	38,848,044

Total liabilities and members’ capital	$63,241,880	$64,908,339

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUES:
Rental income	$4,400,207	$4,178,997
Tenant reimbursements	1,169,950	312,054

Total revenues	5,570,157	4,491,051

EXPENSES:
Property operating costs	3,190,341	2,017,354
Asset and property management fees:
Related-party	397,213	438,247
Other	81,814	71,261
Depreciation	1,515,439	1,182,475
Amortization	1,444,781	2,609,682
General and administrative expenses	717,133	756,976

Total expenses	7,346,721	7,075,995

REAL ESTATE OPERATING LOSS	(1,776,564)	(2,584,944)

OTHER INCOME (EXPENSE):
Interest and other income	1,695	0
Interest expense	(1,830,359)	(1,045,000)
Loss on early extinguishment of debt	(343,923)	0

Total other income (expense)	(2,172,587)	(1,045,000)

LOSS FROM CONTINUING OPERATIONS	(3,949,151)	(3,629,944)

DISCONTINUED OPERATIONS:
Operating income	628,397	757,861
Gain on disposition	6,740,486	0

Income from discontinued operations	7,368,883	757,861

NET INCOME (LOSS)	$3,419,732	$(2,872,083)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE SHARE OF INVESTOR MEMBERS’ INTERESTS:
Loss from continuing operations	$(76.16)	$(70.00)
Income from discontinued operations	$142.11	$14.61

Net income (loss) per weighted-average share of members’ interests	$65.95	$(55.39)

WEIGHTED-AVERAGE SHARES OF INVESTOR MEMBERS’ INTERESTS OUTSTANDING	51,854	51,854

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2008	$959,727	51,854	$40,760,400	$41,720,127

Net loss	0	0	(2,872,083)	(2,872,083)

Members’ Capital as of December 31, 2009	959,727	51,854	37,888,317	38,848,044

Net income	0	0	3,419,732	3,419,732

Members’ Capital as of December 31, 2010	$959,727	51,854	$41,308,049	$42,267,776

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,419,732	$(2,872,083)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(6,740,486)	0
Depreciation	1,629,459	1,361,775
Noncash interest expense	309,889	176,648
Other amortization	1,601,453	2,851,591
Loss on early extinguishment of debt	343,923	0
Bad debt expense	1,425	0
Changes in assets and liabilities:
Increase in tenant receivables, net	(1,514,651)	(170,070)
Increase in other assets	(4,284,704)	(56,257)
(Decrease) increase in accounts payable and accrued expenses	(391,989)	536,614
Increase in due to affiliates	990	3,650
(Decrease) increase in deferred income	(88,183)	87,930

Net cash (used in) provided by operating activities	(5,713,142)	1,919,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	16,143,865	0
Investment in real estate	(888,120)	(1,118,985)
Investment in real estate-related deposits	(4,099,702)	0
Payment of deferred leasing costs	(258,138)	(927,968)

Net cash provided by (used in) investing activities	10,897,905	(2,046,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	(1,406,684)	(201,722)
Proceeds from notes payable	27,204,509	2,500,000
Repayments of notes payable	(31,672,443)	(432,066)

Net cash (used in) provided by financing activities	(5,874,618)	1,866,212

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(689,855)	1,739,057

CASH AND CASH EQUIVALENTS, beginning of year	2,843,397	1,104,340

CASH AND CASH EQUIVALENTS, end of year	$2,153,542	$2,843,397

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in real estate funded with deposit accounts included in other assets	$2,837,601	$0

Payment of deferred leasing costs funded with deposit accounts included in other assets	$1,262,101	$0

Accrued deferred financing costs	$334,719	$7,205

Accrued capital expenditures and deferred leasing costs	$298,318	$706,652

See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended. Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000; Wells VAF I received net offering proceeds of approximately $47,706,000. As of December 31, 2010, all equity proceeds raised from the sale of investor member interests had been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.

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

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of December 31, 2010
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Park Lane Building (Sold September 22, 2010) A five-story office building and an eight-acre parcel of land containing a parking lot, located in Pittsburgh, Pennsylvania	—
3. Commerce Street Building A four-story office building and two floors of a parking deck, located in Nashville, Tennessee	76%
4. Parkway at Oak Hill Buildings Two separate two-story office buildings located in Austin, Texas	79%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Real Estate Assets

Investment in Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Wells VAF I considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The real estate assets owned by Wells VAF I are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, management adjusts the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long- lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

Projections of expected future operating cash flows require that management estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s ultimate fair value and could result in the misstatement of the carrying value of Wells VAF I’s real estate and related intangible assets and net income (loss).

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells VAF I allocated the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on Wells VAF I’s estimate of their fair values. As further described below, in-place leases with Wells VAF I as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

During the years ended December 31, 2010 and 2009, Wells VAF I recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$54,454	$752,256	$550,462	$81,481

2009	$112,552	$1,843,169	$875,229	$138,710

As of December 31, 2010 and 2009, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2010	$357,971	$2,934,382	$2,619,309	$386,472

December 31, 2009	$545,261	$7,740,086	$4,324,224	$694,078

The remaining net intangible assets and liabilities balances as of December 31, 2010 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$37,032	$424,848	$391,864	$52,866
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
Thereafter	15,426	97,256	47,376	9,675

	$200,586	$1,532,319	$1,288,126	$197,416

Weighted-Average Amortization Period	5 years	4 years	4 years	4 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and Wells VAF I is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream,

Wells VAF I reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Cash and Cash Equivalents

Wells VAF I considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells VAF I’s cash balances as of December 31, 2010 and 2009.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $1,425 and $0 have been recorded as of December 31, 2010 and 2009, respectively.

Deferred Financing Costs, net

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis over the term of the related financing arrangements. Wells VAF I recognized amortization of deferred financing costs for the years ended December 31, 2010 and 2009 of approximately $310,000 and $177,000, respectively, which is included in interest expense in the accompanying statements of operations.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately eight years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.

Other Assets

Other assets are primarily comprised of escrow accounts restricted by lenders to fund property operating costs, tenant improvement projects, and future real estate taxes, prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

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

As of December 31, 2010 and 2009, the carrying value of the NXT Loan and the Bank of America Loan (see Note 3 where defined) approximated their fair value. In connection with negotiating the terms of the NXT Loan executed on December 17, 2010, Wells VAF I ensured that the amended contractual terms of this facility were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the NXT Loan.

Revenue Recognition

Wells VAF I’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse Wells VAF I for a pro rata share of operating costs incurred. All of the Wells VAF I’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is generally recognized using the straight-line method over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related property operating costs are incurred and are billed to the tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and Wells VAF I has satisfied all obligations under the related lease or lease termination agreement.

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

Effective December 4, 2009, Wells VAF I executed the fourth amendment to the Bank of America Loan (see Note 3 where defined), which contained restrictive covenants that prohibited Wells VAF I from declaring or paying dividends or other distributions to its investor members while the Bank of America Loan was outstanding.

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells VAF I beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells VAF I on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on Wells VAF I’s financial statements or disclosures.

3.	NOTES PAYABLE

NXT Loan

On December 17, 2010, Wells VAF I entered a loan agreement with NXT Capital, LLC (“NXT Capital”) for a loan in the amount of up to $30 million (the “NXT Loan”). The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms, provided certain conditions are met, bears interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75%. The interest rate has a floor of 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. At closing, $19 million was funded by NXT Capital. Of the remaining balance, $10 million was subject to a holdback and was retained by NXT Capital for costs and expenses incurred in connection with certain tenant improvements and leasing commissions approved by NXT Capital, and $1 million was retained by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). From the initial $19 million funded, approximately $12 million was used by Wells VAF I to pay off the outstanding balances of the Bank of America Loan and the A10 Loans (defined below), approximately $5 million was disbursed to be used in accordance with the terms of the loan agreement, and the remaining funds were used to pay costs incurred in connection with closing the NXT Loan, including the payment of property taxes at the Parkway at Oak Hill Buildings and the establishment of tax escrow accounts for all properties.

The NXT Loan requires monthly interest-only payments from Wells VAF I’s net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with Wells VAF I’s own funds. Except as permitted with respect to a partial release, Wells VAF I may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. Wells VAF I has provided a limited guaranty of the NXT Loan with respect to certain potential losses, damages, causes of actions, suits, and expenses incurred by NXT Capital, which may result from certain actions or inactions by Wells VAF I. In addition, Wells VAF I has provided a guaranty of the principal balance and any interest or other sums outstanding under the NXT Loan in the event of (i) certain bankruptcy or insolvency proceedings and (ii) certain other actions committed by Wells VAF I.

As of December 31, 2010, the NXT Loan incurred interest at a rate of 7.25%, per annum. During the year ended December 31, 2010, Wells VAF I paid cash for interest expense on the NXT Loan of approximately $57,400. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

Bank of America Loan

During the year ended December 31, 2010, Wells VAF I was party to a term loan (the “Bank of America Loan”) with Bank of America National Association, which had an outstanding balance of approximately $5.5 million prior to its repayment in December 2010 in connection with securing the NXT Loan. The Bank of America Loan incurred interest at a variable rate of one-month LIBOR plus a margin of 4.50%.

As of December 31, 2009, the Bank of America Loan incurred interest at a rate of approximately 4.7%, per annum. During the years ended December 31, 2010 and 2009, Wells VAF I paid cash for interest expense on the Bank of America Loan of approximately $905,000 and $868,000, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the Bank of America Loan.

A10 Loans

During the year ended December 31, 2010, Wells VAF I was party to two loan agreements with A10 Capital, LLC (“A10 Capital”): one for up to $6.9 million, secured by the Parkway at Oak Hill Buildings (the “Parkway Loan”) and the other for up to $5.0 million, secured by the Commerce Street Building (the “Commerce Street Loan”) (collectively, the “A10 Loans”). The outstanding balances of the Parkway Loan and the Commerce Loan were $4.5 million and $3.75 million, respectively, prior to repayment in December 2010 in connection with securing the NXT Loan. The A10 Loans incurred interest at a rate of one-month LIBOR plus a margin of 8.875%.

During the year ended December 31, 2010, Wells VAF I paid cash for interest expense on the A10 Loans of approximately $616,000. During the periods presented, Wells VAF I did not capitalize any interest expense related to the A10 Loans.

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

Advisory Agreement

On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM, which was amended on December 22, 2008 and December 20, 2010. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. The current term of the Advisory Agreement expires September 14, 2011. Wells VAF I may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm’s length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.

Under the terms of the Advisory Agreement, Wells VAF I incurs the following fees and reimbursements payable to WIM:

•

During Wells VAF I’s private placement offering of investor member interests, Wells VAF I reimbursed WIM for organization and offering costs paid on its behalf equal to 0.5% of gross offering proceeds raised under the offering. Organization and offering costs were incurred by WIM on behalf of Wells VAF I and were not a direct liability of Wells VAF I. Such costs included legal and accounting fees, printing costs, and other offering expenses, and specifically excluded sales or underwriting commissions. When incurred by Wells VAF I, organization costs were expensed and offering costs were recorded as charges to members’ capital.

•

During Wells VAF I’s private placement offering of investor member interests, Wells VAF I paid WIM acquisition fees in an amount equal to 2.0% of gross offering proceeds raised under the offering. These acquisition fees served as compensation for services WIM rendered in connection with the investigation, selection, and acquisition of properties. Wells VAF I paid the acquisition fees upon its receipt of gross offering proceeds from the sale of shares.

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

Property Management Agreements

On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC (“WRES”) to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (“Parkway Management Agreement”), which was effective retroactive to February 20, 2010. Pursuant to the Parkway Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager up to approximately $151,000 per year. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis. The Parkway Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Parkway Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

On November 1, 2010, Wells VAF I entered into a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the “Commerce Management Agreement”). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Commerce Management Agreement upon 30 days’ written notice prior to the expiration of the initial or subsequent extended term.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the years ended December 31, 2010 and 2009:

	2010	2009
Asset management fees(1)	$470,119	$518,476
Administrative reimbursements(1)	347,957	257,393
Disposition fee(1)	42,270	0
Construction management fees(2)	34,664	0
Property management fees(1)	24,463	0

Total	$919,473	$775,869

(1)	Asset management fees, administrative reimbursements, disposition fees, and property management fees are expensed as incurred.
(2)	Construction management fees are capitalized to real estate assets as incurred.

Due to Affiliates

As of December 31, 2010 and December 31, 2009, due to affiliates was comprised of the following items:

	December 31, 2010	December 31, 2009
Administrative reimbursements	$24,140	$34,528
Construction management fees	23,226	0
Property management fees	11,378	0

	$58,744	$34,528

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

In accordance with GAAP, Wells VAF I has classified the results of operations related to the Park Lane Building, which was sold on September 22, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	For the Year Ended December 31,
	2010	2009
Rental income	$1,016,626	$1,381,106
Tenant reimbursements	868,108	1,044,983
Interest and other income	98	0

Total revenues	1,884,832	2,426,089

Property operating costs	861,224	1,081,999
Asset and property management fees:
Related-party	97,369	80,229
Other	43,165	55,558
Depreciation	114,020	179,300
Amortization	97,747	252,767
General and administrative expenses	42,910	18,375

Total expenses	1,256,435	1,668,228

Operating income	628,397	757,861
Gain on disposition	6,740,486	0

Income from discontinued operations	$7,368,883	$757,861

7.	RENTAL INCOME

The future contractual rental income due to Wells VAF I under noncancelable operating leases as of December 31, 2010 is presented below:

Year ending December 31:
2011	$3,769,354
2012	4,608,509
2013	3,866,664
2014	3,314,562
2015	3,247,399
Thereafter	7,677,724

$26,484,212

Three tenants generated approximately 55%, 20%, and 19% of contractual rental income for the year ended December 31, 2010, and six tenants will generate approximately 23%, 17%, 16%, 15%, 10%, and 10% of future contractual rental income.

8.	ECONOMIC DEPENDENCY

Wells VAF I has engaged WIM, WRES, and Wells Management to provide certain services essential to Wells VAF I, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities for Wells VAF I, including accounting services, investor member communications, and investor relations. As a result of these relationships, Wells VAF I is dependent upon WIM, WRES, and Wells Management.

WIM, WRES, and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM, WRES and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual base rent amounts as they become due. In particular, three current tenants at its properties account for approximately 94% of its contractual base rental revenue from continuing operations for the year ended December 31, 2010 is as follows: Country Music Television, Inc. (“CMT”), 55%; Brocade Communications Systems, Inc. (“Brocade”), 20%; and Stanley Convergent Security Solutions, Inc. (“Stanley”), 19%. The inability of any of these tenants to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

9.	COMMITMENTS AND CONTINGENCIES

Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I.

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligations as of December 31, 2010
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.6 million