Form 10-Q
period 2011-03-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2011-05-12
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-53626
__________________________________
WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
(Exact name of registrant as specified in its charter)
__________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2011, there were 51,854 shares of investor member interests outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Wells Mid-Horizon Value-Added Fund I, LLC (“Wells VAF I,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The information presented in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2010. Wells VAF I’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$7,281,349	$7,281,349
Building and improvements, less accumulated depreciation of $4,339,003 and $3,893,450 as of March 31, 2011 and December 31, 2010, respectively	40,717,025	41,128,978
Intangible lease assets, less accumulated amortization of $1,674,918 and $1,559,448 as of March 31, 2011 and December 31, 2010, respectively	1,617,435	1,732,905
Construction in progress	15,148	34,275
Total real estate assets	49,630,957	50,177,507

Cash and cash equivalents	2,480,998	2,153,542
Tenant receivables, net of allowance for doubtful accounts of $0 and $1,425 as of March 31, 2011 and December 31, 2010, respectively	1,926,408	1,617,390
Other assets	3,351,623	4,495,122
Deferred financing costs, less accumulated amortization of $103,414 and $0 as of March 31, 2011 and December 31, 2010, respectively	1,137,550	1,233,958
Intangible lease origination costs, less accumulated amortization of $1,429,149 and $1,331,183 as of March 31, 2011 and December 31, 2010, respectively	1,190,160	1,288,126
Deferred leasing costs, less accumulated amortization of $328,762 and $253,111 as of March 31, 2011 and December 31, 2010, respectively	2,205,177	2,276,235
Total assets	$61,922,873	$63,241,880

Liabilities:
Note payable	$19,140,431	$19,000,000
Accounts payable, accrued expenses and accrued capital expenditures	784,869	1,167,300
Due to affiliates	38,025	58,744
Deferred income	451,367	550,644
Intangible lease liabilities, less accumulated amortization of $202,273 and $189,056 as of March 31, 2011 and December 31, 2010, respectively	184,199	197,416
Total liabilities	20,598,891	20,974,104

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	41,323,982	42,267,776
Total liabilities and members’ capital	$61,922,873	$63,241,880
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$1,162,051	$1,054,615
Tenant reimbursements	360,806	74,371
Total revenues	1,522,857	1,128,986
Expenses:
Property operating costs	958,116	493,697
Asset and property management fees:
Related-party	124,263	95,116
Other	14,879	15,050
Depreciation	445,553	322,570
Amortization	258,341	579,482
General and administrative expenses	216,315	219,016
Total expenses	2,017,467	1,724,931
Real Estate Operating Loss	(494,610)	(595,945)

Other Income (Expense):
Interest and other income	—	19
Interest expense	(449,184)	(410,005)
Total Other Income (Expense)	(449,184)	(409,986)
Loss from Continuing Operations	(943,794)	(1,005,931)

Operating Income from Discontinued Operations	—	215,933
Net Loss	$(943,794)	$(789,998)

Net Loss per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(18.20)	$(19.40)
Income from discontinued operations	—	4.16
Net loss per weighted-average share of members’ interests	$(18.20)	$(15.24)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2009	$959,727	51,854	$37,888,317	$38,848,044

Net income	—	—	3,419,732	3,419,732
Members’ Capital as of December 31, 2010	959,727	51,854	41,308,049	42,267,776

Net loss	—	—	(943,794)	(943,794)
Members’ Capital as of March 31, 2011	$959,727	51,854	$40,364,255	$41,323,982
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(943,794)	(789,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	445,553	367,312
Amortization of deferred financing costs	103,414	65,467
Other amortization	275,870	622,181
Changes in assets and liabilities:
Increase in tenant receivables	(309,018)	(373,257)
Decrease (increase) in other assets	888,393	(1,024,929)
Decrease in accounts payable and accrued expenses	(10,033)	(115,365)
Increase in due to affiliates	2,066	2,358
Decrease in deferred income	(99,277)	(182,915)
Net cash provided by (used in) operating activities	353,174	(1,429,146)

Cash Flows from Investing Activities:
Investment in real estate	—	(132,332)
Investment in real estate related deposits	—	(4,229,616)
Payment of deferred leasing costs	—	(81,124)
Due from other assets for investing activities	(21,689)	—
Net cash used in investing activities	(21,689)	(4,443,072)

Cash Flows from Financing Activities:
Deferred financing costs paid	(144,460)	(380,506)
Proceeds from note payable	140,431	8,150,000
Repayments of note payable	—	(1,395,197)
Net cash (used in) provided by financing activities	(4,029)	6,374,297
Net Increase in Cash and Cash Equivalents	327,456	502,079

Cash and Cash Equivalents, beginning of period	2,153,542	2,843,397
Cash and Cash Equivalents, end of period	$2,480,998	3,345,476

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$218,452	$530,754
Payment of deferred leasing costs funded with deposit accounts included in other assets	$36,654	$378,664
Accrued capital expenditures	$14,495	$611,087
Accrued deferred financing cost	$7,265	$36,931
Accrued deferred leasing costs	$—	$24,601
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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

Wells VAF I's investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its current portfolio.

During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
March 31, 2011
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
Basis of Presentation
The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of WIM, Wells VAF I’s manager, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Level 1 - Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.

Level 2 - Assets and liabilities valued based on observable market data for similar instruments.

Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market. Such assets or liabilities are valued based on the best available data, some of which may be internally developed. Significant assumptions may include risk premiums that a market participant would consider.

As of March 31, 2011 and December 31, 2010, the carrying value of the NXT Loan (see Note 3 where defined) approximated its fair value. In connection with negotiating the terms of the NXT Loan executed on December 17, 2010, Wells VAF I ensured that the amended contractual terms of this facility were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the NXT Loan.

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund property operating costs, tenant improvement projects, and future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables.  Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of March 31, 2011 and December 31, 2010.

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
Recent Accounting Pronouncement
In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells VAF I beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells VAF I on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on Wells VAF I's financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered an agreement with NXT Capital, LLC (“NXT Capital”) for a loan in the amount of up to $30 million (the “NXT Loan”). As of March 31, 2011, the outstanding balance on the NXT Loan was approximately $19.1 million. The NXT Loan, which matures on December 16, 2013, bears interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75%. The interest rate has a floor of 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. Except as permitted with respect to a partial release, Wells VAF I may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). The NXT Loan requires monthly interest-only payments from Wells VAF I's net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with Wells VAF I's own funds. During the three months ended March 31, 2011, we received loan proceeds of approximately $140,000 from the Interest Reserve.

During the three months ended March 31, 2011 and 2010, Wells VAF I paid cash for interest expense on its notes payable of approximately $346,000 and $280,000, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Under the terms of the Advisory Agreement, Wells VAF I incurs the following fees and reimbursements payable to WIM:

•
Monthly asset management fees equal to one-twelfth of 0.75% of the gross value of Wells VAF I's real estate assets, as determined and approved in good faith and consistent with applicable fiduciary duties by the investment committee of Wells VAF I. Any portion of the asset management fee may be deferred upon WIM's request and paid in a subsequent month or year.

•
Reimbursement for all costs and expenses WIM incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of WIM's employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. WIM allocates its reimbursable costs of providing these services among Wells VAF I and the various affiliated public real estate investment programs based on time spent on each entity by individual personnel.

•	For any property sold by Wells VAF I, a disposition fee equal to 0.25% of the sales price, if WIM provides a substantial amount of services in connection with the sale.
Property Management Agreements
On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC (“WRES”) to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (“Parkway Management Agreement”), which was effective retroactive to February 20, 2010. Pursuant to the Parkway Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager up to approximately $151,000 per year. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis. The Parkway Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Parkway Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.

On November 1, 2010, Wells VAF I entered into a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the “Commerce Management Agreement”). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Commerce Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months ended March 31, 2011 and 2010, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2011	2010
Asset management fees(1)	$106,781	$125,644
Administrative reimbursements(1)	92,790	84,348
Property management fees(1)	17,482	1,928
Construction management fees(2)	441	—
Total	$217,494	$211,920

(1)	Asset management fees, administrative reimbursements, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.
Due to Affiliates
As of March 31, 2011 and December 31, 2010, due to affiliates was comprised of the following items:

	March 31, 2011	December 31, 2010
Administrative reimbursements and bill-backs	$31,791	$24,140
Property management fees	5,793	11,378
Construction management fees	441	23,226
	$38,025	$58,744

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

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of March 31, 2011, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual base rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on Wells VAF I’s results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I’s tenants from paying contractual rents could result in a material adverse impact on its results of operations.

7.    DISCONTINUED OPERATIONS
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Park Lane Building, which was sold on September 22, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$—	$343,110
Tenant reimbursements	—	349,073
Interest and other income	—	10
Total revenues	—	692,193

Expenses:
Property operating costs	—	339,833
Asset and property management fees:
Related-party	—	32,456
Other	—	15,359
Depreciation	—	44,742
Amortization	—	33,564
General and administrative expenses	—	10,306
Total expenses	—	476,260
Operating Income from Discontinued Operations	$—	$215,933

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of March 31, 2011
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.6 million

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of April 30, 2011, we owned interests in three properties.
Portfolio Overview
Summary information relating to our properties is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade Communication Systems, Inc. ("Brocade") and Stanley Convergent Security Systems, Inc ("Stanley").

•
The Park Lane Building is a five-story office building with an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania, that was acquired in January 2007 and was sold on September 22, 2010. It was 100% leased to a single tenant at the time of its disposition.

•
The Commerce Street Building is a four-story office building and top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 76% leased to Country Music Television, Inc. through May 2013. Our fee simple interest in the Commerce Street Building is subject to a reciprocal easement lease through December 31, 2083.

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

Short-Term Liquidity and Capital Resources

During the three months ended March 31, 2011, we generated net operating cash flows of approximately $0.4 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. In order to make additional cash resources available to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members for the three months ended March 31, 2011.
During the three months ended March 31, 2011, we invested approximately $277,000 in real estate and deferred leasing costs.

During the three months ended March 31, 2011, we obtained proceeds from the Interest Reserve portion of the NXT Loan of approximately $140,000 and used such proceeds to fund a portion of the debt service on the NXT Loan. We anticipate funding future capital expenditures and re-leasing costs with the additional availability on the NXT Loan and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangement.

We expect to utilize the residual cash balance on hand as of March 31, 2011 of approximately $2.5 million and the remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

NXT Loan

We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. As of March 31, 2011, the outstanding balance on the NXT Loan was $19.1 million. The NXT Loan, which matures on December 16,

2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at a variable rate equal to one-month LIBOR plus a margin of 3.75%. The interest rate has a floor of 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with our own funds. Except as permitted with respect to a partial release, we may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid.

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

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of outstanding third-party borrowings. To the extent our properties continue to remain partially vacant, increased property operating expenses and asset and property management fees may reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings will be used to fund certain re-leasing costs and capital expenditures for our existing properties.

Contractual Commitments and Contingencies
We are contractually committed to repay the NXT Loan in full, along with any accrued and unpaid interest by December 16, 2013. As of March 31, 2011, we owed $19.1 million on the NXT Loan.

In addition, we are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of March 31, 2011, the annualized lobby and reciprocal easement lease obligations were approximately $154,000. Further, we are contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of March 31, 2011, the annualized retail lease obligation was approximately $50,000. CMT, the sole tenant of the Commerce Street Building, currently reimburses Wells VAF I for a portion of these rental expense obligations.

Results of Operations
Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2011
Continuing Operations
Rental income increased slightly from $1,054,615 for the three months ended March 31, 2010 to $1,162,051 for the three months ended March 31, 2011, due to an increase in occupancy at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building, effective in May 2010. Absent future leasing activity, we expect future rental income to remain at a relatively similar level, as compared to the first quarter of 2011.
Tenant reimbursements increased from $74,371 for the three months ended March 31, 2010 to $360,806 for the three months ended March 31, 2011, primarily as a result of (i) Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010, due to a change in the lease and management structure at the Nathan Lane Building and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Prior to May 1, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. Absent future leasing activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the first quarter of 2011.

Property operating costs increased from $493,697 for the three months ended March 31, 2010 to $958,116 for the three months ended March 31, 2011, primarily as a result of (i) the change in the lease and management structure at the Nathan Lane Building described above and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future property operating costs to remain at a relatively similar level, as compared to the first quarter of 2011.
Asset and property management fees increased from $110,166 for the three months ended March 31, 2010 to $139,142 for the three months ended March 31, 2011, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2010 year end valuation. The asset management fees are incurred as a percentage of our gross asset value (Please refer to Note 5. - “Related-Party Transactions” for additional details). We anticipate asset and property management fees to remain at a relatively similar level in the future, as compared to the first quarter of 2011.
Depreciation expense increased from $322,570 for the three months ended March 31, 2010 to $445,553 for the three months ended March 31, 2011, primarily as a result of tenant improvements completed in connection with recent leases executed at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect an additional increase in the future, as compared to the first quarter of 2011, as a result of the anticipated completion of the remaining tenant improvement projects at the Parkway at Oak Hill Buildings.
Amortization expense decreased from $579,482 for the three months ended March 31, 2010 to $258,341 for the three months ended March 31, 2011, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in the first quarter of 2011 following the May 2010 expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to remain at a relatively similar level, as compared to the first quarter of 2011.
General and administrative expenses remained relatively stable at $219,016 for the three months ended March 31, 2010 and $216,315 for the three months ended March 31, 2011. We expect future general and administrative expense to remain at a relatively similar level, as compared to the first quarter of 2011.
Interest expense increased from $410,005 for the three months ended March 31, 2010 to $449,184 for the three months ended March 31, 2011, primarily as a result of (i) an increase in the amortization of loan costs incurred in connection with the NXT Loan, (ii) an increase in our weighted-average borrowing rate, partially offset by (iii) a decrease in our weighted-average outstanding notes payable balance. Future interest expense will depend largely upon the timing of utilizing the remaining availability on the NXT Loan to fund anticipated tenant improvements and re-leasing costs in connection with future leases at our remaining assets.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $215,933 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011, as a result of the sale of the Park Lane Building in September 2010.
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

Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets (liabilities) to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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

During the three months ended March 31, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended March 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$9,258	$106,212	$97,966	$13,217
2010	$22,325	$351,767	$216,914	$34,678

As of March 31, 2011 and December 31, 2010, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2011	$357,971	$2,934,382	$2,619,309	$386,472
December 31, 2010	$357,971	$2,934,382	$2,619,309	$386,472

The remaining net intangible assets and liabilities balances will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$27,774	$318,636	$293,898	$39,649
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
Thereafter	15,426	97,256	47,376	9,675
	$191,328	$1,426,107	$1,190,160	$184,199
Weighted-Average Amortization Period	5 years	4 years	3 years	4 years

Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms.  There may be instances in which intangible lease assets and liabilities become impaired and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term.  Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there has been no impairment in the carrying value of our intangible lease assets and liabilities to date.

Related-Party Transactions and Agreements
Transactions and Agreements

We have entered into agreements with WIM, Wells Management, and WRES whereby we pay certain fees and expense reimbursements to WIM, Wells Management, and WRES for asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.

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

Commitments and Contingencies
Wells VAF I is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against Wells VAF I. We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 of our accompanying financial statements for further explanation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Wells VAF I has omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, it is not required to provide such information.

ITEM 4.    CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended March 31, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

May 12, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer of Wells Investment Management Company, LLC

May 12, 2011		/s/ DOUGLAS P. WILLIAMS
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