Form 10-Q
period 2011-06-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2011-08-11
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-53626
__________________________________
WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
(Exact name of registrant as specified in its charter)
__________________________________

Georgia	20-3192853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy. Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2011, there were 51,854 shares of investor member interests outstanding.

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
The information presented in Wells VAF I’s accompanying balance sheets and consolidated statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2010. Wells VAF I’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$7,281,349	$7,281,349
Building and improvements, less accumulated depreciation of $4,790,813 and $3,893,450 as of June 30, 2011 and December 31, 2010, respectively	40,265,215	41,128,978
Intangible lease assets, less accumulated amortization of $1,790,389 and $1,559,448 as of June 30, 2011 and December 31, 2010, respectively	1,501,964	1,732,905
Construction in progress	175,340	34,275
Total real estate assets	49,223,868	50,177,507

Cash and cash equivalents	3,160,572	2,153,542
Tenant receivables, net of allowance for doubtful accounts of $0 and $1,425 as of June 30, 2011 and December 31, 2010, respectively	2,054,152	1,617,390
Other assets	2,538,822	4,495,122
Deferred financing costs, less accumulated amortization of $206,859 and $0 as of June 30, 2011 and December 31, 2010, respectively	1,035,078	1,233,958
Intangible lease origination costs, less accumulated amortization of $1,527,116 and $1,331,183 as of June 30, 2011 and December 31, 2010, respectively	1,092,193	1,288,126
Deferred leasing costs, less accumulated amortization of $416,619 and $253,111 as of June 30, 2011 and December 31, 2010, respectively	2,124,554	2,276,235
Total assets	$61,229,239	$63,241,880

Liabilities:
Note payable	$19,237,786	$19,000,000
Accounts payable, accrued expenses and accrued capital expenditures	864,795	1,167,300
Due to affiliates	40,883	58,744
Deferred income	377,088	550,644
Intangible lease liabilities, less accumulated amortization of $215,489 and $189,056 as of June 30, 2011 and December 31, 2010, respectively	170,983	197,416
Total liabilities	20,691,535	20,974,104

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	40,537,704	42,267,776
Total liabilities and members’ capital	$61,229,239	$63,241,880
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,144,026	$1,078,977	$2,306,077	$2,133,592
Tenant reimbursements	498,520	279,579	859,326	353,950
Total revenues	1,642,546	1,358,556	3,165,403	2,487,542
Expenses:
Property operating costs	950,621	824,978	1,908,737	1,318,675
Asset and property management fees:
Related-party	124,145	98,116	248,408	193,232
Other	13,684	16,013	28,563	31,063
Depreciation	451,810	368,586	897,363	691,156
Amortization	270,549	358,671	528,890	938,153
General and administrative expenses	162,555	194,953	378,870	413,969
Total expenses	1,973,364	1,861,317	3,990,831	3,586,248
Real Estate Operating Loss	(330,818)	(502,761)	(825,428)	(1,098,706)

Other Income (Expense):
Interest and other income	—	35	—	54
Interest expense	(455,460)	(545,935)	(904,644)	(955,940)
Total Other Income (Expense)	(455,460)	(545,900)	(904,644)	(955,886)
Loss from Continuing Operations	(786,278)	(1,048,661)	(1,730,072)	(2,054,592)

Operating Income from Discontinued Operations	—	207,795	—	423,728
Net Loss	$(786,278)	$(840,866)	$(1,730,072)	$(1,630,864)

Net Loss per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(15.16)	$(20.22)	$(33.36)	$(39.62)
Income from discontinued operations	—	4.01	—	8.17
Net loss per weighted-average share of members’ interests	$(15.16)	$(16.21)	$(33.36)	$(31.45)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2009	$959,727	51,854	$37,888,317	$38,848,044

Net income	—	—	3,419,732	3,419,732
Members’ Capital as of December 31, 2010	959,727	51,854	41,308,049	42,267,776

Net loss	—	—	(1,730,072)	(1,730,072)
Members’ Capital as of June 30, 2011	$959,727	51,854	$39,577,977	$40,537,704
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,730,072)	(1,630,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	897,363	780,640
Amortization of deferred financing costs	206,859	155,311
Other amortization	563,949	1,029,363
Changes in assets and liabilities:
Increase in tenant receivables	(436,762)	(818,212)
Decrease (increase) in other assets	1,524,926	(1,310,261)
Increase (decrease) in accounts payable and accrued expenses	119,323	(199,598)
Increase in due to affiliates	5,365	152,584
Decrease in deferred income	(173,556)	(213,190)
Net cash provided by (used in) operating activities	977,395	(2,054,227)

Cash Flows from Investing Activities:
Investment in real estate	—	(160,555)
Investment in real estate related deposits	—	(4,297,216)
Payment of deferred leasing costs	—	(97,340)
Due from other assets for investing activities	(57,831)	—
Net cash used in investing activities	(57,831)	(4,555,111)

Cash Flows from Financing Activities:
Deferred financing costs paid	(150,320)	(507,445)
Proceeds from note payable	237,786	8,150,000
Repayments of note payable	—	(1,442,312)
Net cash provided by financing activities	87,466	6,200,243
Net Increase (Decrease) in Cash and Cash Equivalents	1,007,030	(409,095)

Cash and Cash Equivalents, beginning of period	2,153,542	2,843,397
Cash and Cash Equivalents, end of period	$3,160,572	2,434,302

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$372,372	$1,944,135
Payment of deferred leasing costs funded with deposit accounts included in other assets	$59,002	$620,732
Accrued capital expenditures	$11,400	$489,139
Accrued deferred financing costs	$2,378	$—
Accrued deferred leasing costs	$7,431	$65,963
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (unaudited)

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
June 30, 2011
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

As of June 30, 2011 and December 31, 2010, the carrying value of the NXT Loan (see Note 3 where defined) approximated its fair value. In connection with negotiating the terms of the NXT Loan executed on December 17, 2010, Wells VAF I ensured that the contractual terms of this facility were consistent with those currently offered for similar facilities with similar collateral bases. See Note 3 regarding specific terms of the NXT Loan.

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund property operating costs, tenant improvement projects, and future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables.  Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of June 30, 2011 and December 31, 2010.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells VAF I on December 15, 2011. Wells VAF I expects that the adoption of ASU 2011-04 will not have a material impact on its financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells VAF I on December 15, 2012. Wells VAF I expects that the adoption of ASU 2011-05 will not have a material impact on its financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered an agreement with NXT Capital, LLC (“NXT Capital”) for a loan in the amount of up to $30 million (the “NXT Loan”). As of June 30, 2011, the outstanding balance on the NXT Loan was approximately $19.2 million. The NXT Loan, which matures on December 16, 2013, bears interest at a variable rate equal to one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75%. The interest rate has a floor of 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. Except as permitted with respect to a partial release, Wells VAF I may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). The NXT Loan requires monthly interest-only payments from Wells VAF I's net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with

Wells VAF I's own funds. During the six months ended June 30, 2011, Wells VAF I received loan proceeds of approximately $238,000 from the Interest Reserve.

Wells VAF I paid cash for interest expense on its notes payable of approximately $352,000 and $457,000 during the three months ended June 30, 2011 and 2010, respectively, and approximately $698,000 and $737,000 during the six months ended June 30, 2011 and 2010, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The one-year term of the Advisory Agreement ends September 14, 2011 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the parties. Wells VAF I may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm’s length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
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
Property Management Agreements
On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC (“WRES”) to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (the “Parkway Management Agreement”), which was effective retroactive to February 20, 2010. Pursuant to the Parkway Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager up to approximately $151,000 per year. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis. The Parkway Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Parkway Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.

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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and six months ended June 30, 2011 and 2010, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Asset management fees(1)	$106,781	$125,643	$213,563	$251,287
Administrative reimbursements(1)	101,635	106,215	194,426	190,563
Property management fees(1)	17,364	4,929	34,845	6,857
Construction management fees(2)	—	11,438	441	11,438
Total	$225,780	$248,225	$443,275	$460,145

(1)	Asset management fees, administrative reimbursements, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.
Due to Affiliates
As of June 30, 2011 and December 31, 2010, due to affiliates was comprised of the following items:

	June 30, 2011	December 31, 2010
Administrative reimbursements and bill-backs	$34,749	$24,140
Property management fees	6,134	11,378
Construction management fees	—	23,226
	$40,883	$58,744

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

WIM, WRES, Wells Management, and Wells Investment Securities, Inc. ("WIS") are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM, WRES and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, WIS, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of June 30, 2011, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
7.    DISCONTINUED OPERATIONS
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Park Lane Building, which was sold on September 22, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$—	$343,171	$—	$686,281
Tenant reimbursements	—	248,907	—	597,980
Interest and other income	—	68	—	78
Total revenues	—	592,146	—	1,284,339

Expenses:
Property operating costs	—	255,952	—	595,785
Asset and property management fees:
Related-party	—	32,456	—	64,912
Other	—	11,881	—	27,240
Depreciation	—	44,742	—	89,484
Amortization	—	33,780	—	67,344
General and administrative expenses	—	5,540	—	15,846
Total expenses	—	384,351	—	860,611
Operating Income from Discontinued Operations	$—	$207,795	$—	$423,728

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of June 30, 2011
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.4 million
Commerce Street Building	Tennessee Information Consortium, LLC	$0.3 million	(1)

(1)
In July 2011, Wells VAF I entered into a lease agreement with Tennessee Information Consortium, LLC at the Commerce Street Building, which includes a contingent tenant allowance obligation of approximately $0.3 million.

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

Overview

We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of July 31, 2011, we owned interests in three properties.
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

•
The Commerce Street Building is a four-story office building and top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 85% leased to two tenants following the execution of a 60-month lease with Tennessee Information Consortium, LLC for approximately 9% of the property on July 1, 2011. The major lease to Country Music Television, Inc. extends through May 2013. Our fee simple interest in the Commerce Street Building is subject to a reciprocal easement lease through December 31, 2083.

•
The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 75% leased to six tenants following the termination of the Solomon Group, Inc. lease for approximately 4% of the property effective on July 31, 2011.

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

NXT Loan

We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. As of June 30, 2011, the outstanding balance on the NXT Loan was $19.2 million. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at a variable rate equal to one-month LIBOR plus a margin of 3.75%. The interest rate has a floor of 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with our own funds. Except as permitted with respect to a partial release, we may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid.

Short-Term Liquidity and Capital Resources

During the six months ended June 30, 2011, we generated net operating cash flows of approximately $1.0 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. In order to make additional cash resources available to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members for the six months ended June 30, 2011.
During the six months ended June 30, 2011, we invested approximately $489,000 in real estate and deferred leasing costs from a reserve account restricted by NXT Capital to fund property operating costs and tenant improvement projects at our properties.

During the six months ended June 30, 2011, we obtained proceeds from the Interest Reserve portion of the NXT Loan of approximately $238,000 and used such proceeds to fund a portion of the debt service on the NXT Loan. We anticipate funding future capital expenditures and re-leasing costs with the additional availability on the NXT Loan and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangement.

We expect to utilize the residual cash balance on hand as of June 30, 2011 of approximately $3.2 million and the remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.

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

Contractual Commitments and Contingencies
We are contractually committed to repay the NXT Loan in full, along with any accrued and unpaid interest by December 16, 2013. As of June 30, 2011, we owed $19.2 million on the NXT Loan.

In addition, we are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of June 30, 2011, the annualized lobby and reciprocal easement lease obligations were approximately $154,000. Further, we are contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of June 30, 2011, the annualized retail lease obligation was approximately $50,000. CMT, the sole tenant of the Commerce Street Building, currently reimburses Wells VAF I for a portion of these rental expense obligations.

Results of Operations
Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2011
Continuing Operations
Rental income increased slightly from $1,078,977 for the three months ended June 30, 2010 to $1,144,026 for the three months ended June 30, 2011, due to an increase in occupancy at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building, effective in May 2010. Absent future leasing activity, we expect future rental income to remain at a relatively similar level, as compared to the second quarter of 2011.
Tenant reimbursements increased from $279,579 for the three months ended June 30, 2010 to $498,520 for the three months ended June 30, 2011, primarily as a result of (i) an increase in occupancy at the Parkway at Oak Hill Buildings and (ii) Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010, due to a change in the lease and management structure at the Nathan Lane Building. Prior to May 1, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. Absent future leasing activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the second quarter of 2011.
Property operating costs increased from $824,978 for the three months ended June 30, 2010 to $950,621 for the three months ended June 30, 2011, primarily as a result of (i) the change in the lease and management structure at the Nathan Lane Building described above and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future property operating costs to remain at a relatively similar level, as compared to the second quarter of 2011.
Asset and property management fees increased from $114,129 for the three months ended June 30, 2010 to $137,829 for the three months ended June 30, 2011, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2010 year end valuation. The asset management fees are incurred as a percentage of our gross asset value (Please refer to Note 5 - “Related-Party Transactions” for additional details). We anticipate asset and property management fees to remain at a relatively similar level in the future, as compared to the second quarter of 2011.
Depreciation expense increased from $368,586 for the three months ended June 30, 2010 to $451,810 for the three months ended June 30, 2011, primarily as a result of tenant improvements completed in connection with (i) recent leases executed at the Parkway at Oak Hill Buildings and (ii) the Brocade lease at the Nathan Lane Building. We expect an additional increase in the future, as compared to the second quarter of 2011, as a result of the anticipated completion of the remaining tenant improvement projects at the Parkway at Oak Hill Buildings.
Amortization expense decreased from $358,671 for the three months ended June 30, 2010 to $270,549 for the three months ended June 30, 2011, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in the second quarter of 2011 following the May 2010 expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to remain at a relatively similar level, as compared to the second quarter of 2011.

General and administrative expenses decreased from $194,953 for the three months ended June 30, 2010 to $162,555 for the three months ended June 30, 2011, primarily due to (i) a decrease in legal fees incurred in 2010 in connection with third-party financing activity and (ii) a decrease in the overhead administrative costs allocated to Wells VAF I during the second quarter of 2011. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the second quarter of 2011.
Interest expense decreased from $545,935 for the three months ended June 30, 2010 to $455,460 for the three months ended June 30, 2011, primarily as a result of (i) a decrease in our weighted-average outstanding notes payable balance, partially offset by (ii) an increase in our weighted-average borrowing rate, and (iii) an increase in the amortization of loan costs incurred in connection with the NXT Loan. Future interest expense will depend largely upon the timing of utilizing the remaining availability on the NXT Loan to fund anticipated tenant improvements and re-leasing costs in connection with future leases at our remaining assets.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $207,795 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011, as a result of the sale of the Park Lane Building in September 2010.
Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2011
Continuing Operations
Rental income increased slightly from $2,133,592 for the six months ended June 30, 2010 to $2,306,077 for the six months ended June 30, 2011, due to an increase in occupancy at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building, effective in May 2010. Absent future leasing activity, we expect future rental income to remain at a relatively similar level, as compared to the six months ended June 30, 2011.
Tenant reimbursements increased from $353,950 for the six months ended June 30, 2010 to $859,326 for the six months ended June 30, 2011, primarily as a result of (i) an increase in occupancy at the Parkway at Oak Hill Buildings and (ii) Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010, due to a change in the lease and management structure at the Nathan Lane Building. Prior to May 1, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. Absent future leasing activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the six months ended June 30, 2011.
Property operating costs increased from $1,318,675 for the six months ended June 30, 2010 to $1,908,737 for the six months ended June 30, 2011, primarily as a result of (i) the change in the lease and management structure at the Nathan Lane Building described above and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future property operating costs to remain at a relatively similar level, as compared to the six months ended June 30, 2011.
Asset and property management fees increased from $224,295 for the six months ended June 30, 2010 to $276,971 for the six months ended June 30, 2011, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2010 year end valuation. The asset management fees are incurred as a percentage of our gross asset value (Please refer to Note 5 - “Related-Party Transactions” for additional details). We anticipate asset and property management fees to remain at a relatively similar level in the future, as compared to the six months ended June 30, 2011.
Depreciation expense increased from $691,156 for the six months ended June 30, 2010 to $897,363 for the six months ended June 30, 2011, primarily as a result of tenant improvements completed in connection with (i) recent leases executed at the Parkway at Oak Hill Buildings and (ii) the Brocade lease at the Nathan Lane Building. We expect an additional increase in the future, as compared to the second quarter of 2011, as a result of the anticipated completion of the remaining tenant improvement projects at the Parkway at Oak Hill Buildings.
Amortization expense decreased from $938,153 for the six months ended June 30, 2010 to $528,890 for the six months ended June 30, 2011, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in 2011 following the May 2010 expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to remain at a relatively similar level, as compared to the six months ended June 30, 2011.

General and administrative expenses decreased from $413,969 for the six months ended June 30, 2010 to $378,870 for the six months ended June 30, 2011, primarily due to (i) a decrease in legal fees incurred in 2010 in connection with third-party financing activity and (ii) a decrease in the overhead administrative costs allocated to Wells VAF I during 2011. We expect future general and administrative expense to remain at a relatively similar level, as compared to the six months ended June 30, 2011.
Interest expense decreased from $955,940 for the six months ended June 30, 2010 to $904,644 for the six months ended June 30, 2011, primarily as a result of (i) a decrease in our weighted-average outstanding notes payable balance, partially offset by (ii) an increase in our weighted-average borrowing rate, and (iii) an increase in the amortization of loan costs incurred in connection with the NXT Loan. Future interest expense will depend largely upon the timing of utilizing the remaining availability on the NXT Loan to fund anticipated tenant improvements and re-leasing costs in connection with future leases at our remaining assets.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $423,728 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011, as a result of the sale of the Park Lane Building in September 2010.
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

As of June 30, 2011 and December 31, 2010, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2011	$357,971	$2,934,382	$2,619,309	$386,472
December 31, 2010	$357,971	$2,934,382	$2,619,309	$386,472
During the three months ended June 30, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$9,258	$106,213	$97,967	$13,216
2010	$13,613	$188,064	$137,615	$20,370

During the six months ended June 30, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the six months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$18,516	$212,425	$195,933	$26,433
2010	$35,938	$539,832	$354,529	$55,048

The remaining net intangible assets and liabilities balances as of June 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$18,516	$212,423	$195,931	$26,433
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
Thereafter	15,426	97,256	47,376	9,675
	$182,070	$1,319,894	$1,092,193	$170,983
Weighted-Average Amortization Period	5 years	4 years	3 years	4 years

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

August 11, 2011		/s/ DOUGLAS P. WILLIAMS
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

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase.

101.LAB**		XBRL Taxonomy Extension Label Linkbase.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase.

	*	Filed herewith.
	**	Furnished with this Form 10-Q