Form 10-Q
period 2011-09-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2011-11-10
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2011, there were 51,854 shares of investor member interests outstanding.

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
The information presented in Wells VAF I’s accompanying balance sheets and statements of operations, members’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I’s Annual Report on Form 10-K for the year ended December 31, 2010. Wells VAF I’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Real estate, at cost:
Land	$7,281,349	$7,281,349
Building and improvements, less accumulated depreciation of $5,261,711 and $3,893,450 as of September 30, 2011 and December 31, 2010, respectively	40,400,732	41,128,978
Intangible lease assets, less accumulated amortization of $1,905,858 and $1,559,448 as of September 30, 2011 and December 31, 2010, respectively	1,386,495	1,732,905
Construction in progress	17,231	34,275
Total real estate assets	49,085,807	50,177,507

Cash and cash equivalents	3,846,823	2,153,542
Tenant receivables, net of allowance for doubtful accounts of $0 and $1,425 as of September 30, 2011 and December 31, 2010, respectively	2,502,198	1,617,390
Other assets	1,813,755	4,495,122
Deferred financing costs, less accumulated amortization of $310,367 and $0 as of September 30, 2011 and December 31, 2010, respectively	931,570	1,233,958
Intangible lease origination costs, less accumulated amortization of $1,625,082 and $1,331,183 as of September 30, 2011 and December 31, 2010, respectively	994,227	1,288,126
Deferred leasing costs, less accumulated amortization of $500,175 and $253,111 as of September 30, 2011 and December 31, 2010, respectively	2,241,723	2,276,235
Total assets	$61,416,103	$63,241,880

Liabilities:
Note payable	$19,237,786	$19,000,000
Accounts payable, accrued expenses and accrued capital expenditures	1,776,490	1,167,300
Due to affiliates	39,533	58,744
Deferred income	421,205	550,644
Intangible lease liabilities, less accumulated amortization of $228,706 and $189,056 as of September 30, 2011 and December 31, 2010, respectively	157,766	197,416
Total liabilities	21,632,780	20,974,104

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	39,783,323	42,267,776
Total liabilities and members’ capital	$61,416,103	$63,241,880
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,141,505	$1,119,998	$3,447,582	$3,253,590
Tenant reimbursements	645,176	322,067	1,504,502	676,017
Total revenues	1,786,681	1,442,065	4,952,084	3,929,607
Expenses:
Property operating costs	1,035,052	911,781	2,943,789	2,230,457
Asset and property management fees:
Related-party	134,405	97,687	382,813	290,920
Other	9,641	31,551	38,204	62,614
Depreciation	470,898	400,215	1,368,261	1,091,372
Amortization	263,469	251,052	792,359	1,189,204
General and administrative expenses	167,703	143,971	546,573	557,939
Total expenses	2,081,168	1,836,257	6,071,999	5,422,506
Real Estate Operating Loss	(294,487)	(394,192)	(1,119,915)	(1,492,899)

Other Income (Expense):
Interest and other income	47	112	47	166
Interest expense	(459,941)	(546,836)	(1,364,585)	(1,502,776)
Total Other Income (Expense)	(459,894)	(546,724)	(1,364,538)	(1,502,610)
Loss from Continuing Operations	(754,381)	(940,916)	(2,484,453)	(2,995,509)

Discontinued Operations:
Operating income	—	188,469	—	612,198
Gain from disposition	—	6,915,486	—	6,915,486
Income from Discontinued Operations	—	7,103,955	—	7,527,684
Net Income (Loss)	$(754,381)	$6,163,039	$(2,484,453)	$4,532,175

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(14.55)	$(18.15)	$(47.91)	$(57.77)
Income from discontinued operations	—	137.00	—	145.17
Net loss per weighted-average share of members’ interests	$(14.55)	$118.85	$(47.91)	$87.40

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members’ Capital as of December 31, 2009	$959,727	51,854	$37,888,317	$38,848,044

Net income	—	—	3,419,732	3,419,732
Members’ Capital as of December 31, 2010	959,727	51,854	41,308,049	42,267,776

Net loss	—	—	(2,484,453)	(2,484,453)
Members’ Capital as of September 30, 2011	$959,727	51,854	$38,823,596	$39,783,323
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(2,484,453)	$4,532,175
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition	—	(6,915,486)
Depreciation	1,368,261	1,205,392
Amortization of deferred financing costs	310,367	240,100
Other amortization	847,723	1,328,347
Changes in assets and liabilities:
Increase in tenant receivables	(884,808)	(1,284,960)
Decrease (increase) in other assets	2,091,796	(859,335)
Increase in accounts payable and accrued expenses	569,147	329,961
Increase in due to affiliates	4,015	393,551
Decrease in deferred income	(129,439)	(251,495)
Net cash provided by (used in) operating activities	1,692,609	(1,281,750)

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	16,361,135
Investment in real estate	—	(310,159)
Investment in real estate related deposits	—	(4,492,612)
Payment of deferred leasing costs	—	(172,377)
Due from other assets for investing activities	(86,794)	—
Net cash (used in) provided by investing activities	(86,794)	11,385,987

Cash Flows from Financing Activities:
Deferred financing costs paid	(150,320)	(547,446)
Proceeds from note payable	237,786	8,204,509
Repayments of note payable	—	(17,923,375)
Net cash provided by (used in) financing activities	87,466	(10,266,312)
Net Increase (Decrease) in Cash and Cash Equivalents	1,693,281	(162,075)

Cash and Cash Equivalents, beginning of period	2,153,542	2,843,397
Cash and Cash Equivalents, end of period	$3,846,823	$2,681,322

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$430,518	$2,149,007
Payment of deferred leasing costs funded with deposit accounts included in other assets	$159,053	$686,695
Accrued capital expenditures	$425,157	$469,192
Accrued deferred leasing costs	$55,545	$—
Accrued deferred financing costs	$2,378	$—
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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
On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended. Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000; Wells VAF I received net offering proceeds of approximately $47,706,000. As of October 31, 2008, all equity proceeds raised from the sale of investor member interests had been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.
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
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
September 30, 2011
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Park Lane Building (Sold September 22, 2010) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	–
3. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%
4. Parkway at Oak Hill Buildings Two separate two-story office buildings located in Austin, Texas	90%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Wells VAF I allocated the purchase price of properties to the acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on Wells VAF I's estimate of their fair values. As further described below, in-place leases with Wells VAF I as the lessor may have values related to:

•
Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on Wells VAF I's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) Wells VAF I's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of September 30, 2011 and December 31, 2010, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2011	$357,971	$2,934,382	$2,619,309	$386,472
December 31, 2010	$357,971	$2,934,382	$2,619,309	$386,472
During the three months ended September 30, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$9,257	$106,212	$97,966	$13,217
2010	$9,258	$106,212	$97,967	$13,217
During the nine months ended September 30, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the nine months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$27,773	$318,637	$293,899	$39,650
2010	$45,196	$646,044	$452,496	$68,265

The remaining net intangible assets and liabilities balances as of September 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$9,258	$106,211	$97,965	$13,216
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
Thereafter	15,427	97,256	47,376	9,675
	$172,813	$1,213,682	$994,227	$157,766
Weighted-Average Amortization Period	5 years	3 years	3 years	3 years

Fair Value Measurements
Wells VAF I estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures, which became effective for financial assets and liabilities on January 1, 2008 and for nonfinancial and nonrecurring assets and liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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
As of September 30, 2011 and December 31, 2010, the carrying value of the NXT Loan (see Note 3 where defined) approximated its fair value. See Note 3 regarding specific terms of the NXT Loan.
Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund property operating costs, tenant improvement projects, and future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of September 30, 2011 and December 31, 2010.
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells VAF I on December 15, 2011. Wells VAF I expects that the adoption of ASU 2011-04 will not have a material impact on its financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells VAF I on December 15, 2011, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income which has been deferred. Wells VAF I expects that the adoption of ASU 2011-05 will not have a material impact on its financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC (“NXT Capital”) for a loan in the amount of up to $30 million (the “NXT Loan”). As of September 30, 2011, the outstanding balance on the NXT Loan was approximately $19.2 million. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. Except as permitted with respect to a partial release, Wells

VAF I may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). The NXT Loan requires monthly interest-only payments from Wells VAF I's net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with Wells VAF I's own funds. During the nine months ended September 30, 2011, Wells VAF I received loan proceeds of approximately $238,000 from the Interest Reserve.
As of September 30, 2011, the NXT Loan incurred interest at a rate of 7.25%. Wells VAF I paid cash for interest expense on its notes payable of approximately $356,000 and $462,000 during the three months ended September 30, 2011 and 2010, respectively, and approximately $1,054,000 and $1,200,000 during the nine months ended September 30, 2011 and 2010, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

4.	MEMBERS’ EQUITY
Sponsoring Member Interest
On September 27, 2005, Wells VAF I received a $1,000,000 contribution from Wells Management. During the start-up period, proceeds from this contribution were held as working capital and used primarily to fund initial operating costs. Following the start-up period, the residual proceeds were distributed to investor members. Wells Management has a subordinated interest to that of the investor members in earnings allocations and distributions from Wells VAF I.
Investor Member Interests
Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. The offering was terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests. Investor members have a priority interest over that of the sponsoring member in earnings allocations and distributions from Wells VAF I.

5.	RELATED-PARTY TRANSACTIONS
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2011, the Advisory Agreement was renewed for a one-year term through September 14, 2012 upon terms identical to those in effect through September 14, 2011. Wells VAF I may terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm’s length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
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

•
Reimbursement for all costs and expenses that WIM incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of WIM's employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees, and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. WIM allocates its reimbursable costs of providing these services among Wells VAF I and various other affiliated public real estate investment programs based on time spent on each entity by individual personnel.

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
On November 1, 2010, Wells VAF I entered into a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the “Commerce Management Agreement”). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Commerce Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and nine months ended September 30, 2011 and 2010, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Asset management fees(1)	$106,781	$125,645	$320,343	$376,932
Administrative reimbursements(1)	106,831	84,330	301,256	274,893
Property management fees(1)	27,624	4,500	62,470	11,357
Construction management fees(2)	6,977	—	7,418	11,438
Disposition fee(1)	—	42,270	—	42,270
Total	$248,213	$256,745	$691,487	$716,890

(1)	Asset management fees, administrative reimbursements, disposition fees, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

Due to Affiliates
As of September 30, 2011 and December 31, 2010, due to affiliates was comprised of the following items:

	September 30, 2011	December 31, 2010
Administrative reimbursements and bill-backs	$30,613	$24,140
Property management fees	8,920	11,378
Construction management fees	—	23,226
	$39,533	$58,744
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
Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, WIS, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of September 30, 2011, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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

7.    DISCONTINUED OPERATIONS
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Park Lane Building, which was sold on September 22, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$—	$301,287	$—	$987,569
Tenant reimbursements	—	433,854	—	1,031,834
Interest and other income	—	20	—	98
Total revenues	—	735,161	—	2,019,501

Expenses:
Property operating costs	—	437,846	—	1,033,629
Asset and property management fees:
Related-party	—	32,456	—	97,369
Other	—	15,925	—	43,165
Depreciation	—	24,536	—	114,020
Amortization	—	30,402	—	97,747
General and administrative expenses	—	5,527	—	21,373
Total expenses	—	546,692	—	1,407,303
Operating income	—	188,469	—	612,198
Gain on disposition	—	6,915,486	—	6,915,486
Income from Discontinued Operations	$—	$7,103,955	$—	$7,527,684
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
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of September 30, 2011
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.4 million
Parkway at Oak Hill Buildings	INC Research, LLC	$0.9 million

In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of September 30, 2011, the annualized lobby and reciprocal easement lease obligations were approximately $154,000. Further, Wells VAF I is contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of September 30, 2011, the annualized retail lease obligation was approximately $50,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

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

Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of October 31, 2011, we owned interests in three properties.
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

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 85% leased to two tenants, Country Music Television, Inc. and Tennessee Information Consortium, LLC. The major lease to Country Music Television, Inc. extends through May 2013. Our fee simple interest in the Commerce Street Building is subject to a reciprocal easement lease through December 31, 2083.

•
The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 94% leased to seven tenants following the additional expansion of Wells Fargo Bank, N.A. on October 21, 2011. On August 22, 2011, we executed a 60-month lease with INC Research, LLC for approximately 15% of the property. We are currently marketing the property for disposition.

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
NXT Loan
We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. As of September 30, 2011, the outstanding balance on the NXT Loan was $19.2 million. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at the greater of (i) one-month LIBOR plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the “Interest Reserve”). The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with cash on hand. Except as permitted with respect to a partial release, we may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid.
Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2011, we generated net operating cash flows of approximately $1.7 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. In order to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members for the nine months ended September 30, 2011.
During the nine months ended September 30, 2011, we invested approximately $669,000 in real estate and deferred leasing costs primarily from a reserve account restricted by NXT Capital to fund property operating costs and tenant improvement projects at our properties.
During the nine months ended September 30, 2011, we obtained proceeds from the Interest Reserve portion of the NXT Loan of approximately $238,000 and used such proceeds to fund a portion of the debt service on the NXT Loan. We anticipate funding future capital expenditures and re-leasing costs with the additional availability on the NXT Loan and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangement.
We expect to utilize the residual cash balance on hand as of September 30, 2011 of approximately $3.8 million and the remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.
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
Contractual Commitments and Contingencies
We are contractually committed to repay the NXT Loan in full, along with any accrued and unpaid interest by December 16, 2013. As of September 30, 2011, we owed $19.2 million on the NXT Loan.
In addition, we are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of September 30, 2011, the annualized lobby and reciprocal easement lease obligations were approximately $154,000. Further, we are contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of September 30, 2011, the annualized retail lease obligation was approximately $50,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.
Results of Operations
Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2011
Continuing Operations
Rental income increased slightly from $1,119,998 for the three months ended September 30, 2010 to $1,141,505 for the three months ended September 30, 2011, primarily due to an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future rental income to remain at a relatively similar level, as compared to the third quarter of 2011.

Tenant reimbursements increased from $322,067 for the three months ended September 30, 2010 to $645,176 for the three months ended September 30, 2011, primarily as a result of an increase in occupancy and the expiration of rental abatement periods at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the third quarter of 2011.
Property operating costs increased from $911,781 for the three months ended September 30, 2010 to $1,035,052 for the three months ended September 30, 2011, primarily as a result of an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future property operating costs to remain at a relatively similar level, as compared to the third quarter of 2011.
Asset and property management fees increased slightly from $129,238 for the three months ended September 30, 2010 to $144,046 for the three months ended September 30, 2011, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2010 year end valuation. Asset management fees are incurred as a percentage of our gross asset value. Please refer to Note 5 - “Related-Party Transactions” for additional details. We anticipate asset and property management fees to remain at a relatively similar level in the future, as compared to the third quarter of 2011.
Depreciation expense increased from $400,215 for the three months ended September 30, 2010 to $470,898 for the three months ended September 30, 2011, primarily as a result of tenant improvements completed in connection with recent leases executed at the Commerce Street Building and the Parkway at Oak Hill Buildings and the Brocade lease at the Nathan Lane Building. We expect an additional increase in the future, as compared to the third quarter of 2011, as a result of the anticipated completion of the remaining tenant improvement projects at the Parkway at Oak Hill Buildings.
Amortization expense remained relatively stable at $251,052 for the three months ended September 30, 2010 and $263,469 for the three months ended September 30, 2011. Absent future leasing activity, we expect future amortization expense to remain at a relatively similar level, as compared to the third quarter of 2011.
General and administrative expenses increased slightly from $143,971 for the three months ended September 30, 2010 to $167,703 for the three months ended September 30, 2011, primarily due to an increase in administrative costs at the Nathan Lane Building incurred in connection with marketing the property for lease. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the third quarter of 2011.
Interest expense decreased from $546,836 for the three months ended September 30, 2010 to $459,941 for the three months ended September 30, 2011, primarily as a result of (i) a decrease in our weighted-average outstanding notes payable balance, partially offset by (ii) an increase in our weighted-average borrowing rate, and (iii) an increase in the amortization of loan costs incurred in connection with the NXT Loan. Future interest expense will depend largely upon the timing of utilizing the remaining availability of the NXT Loan to fund anticipated tenant improvements and re-leasing costs in connection with future leases at our remaining assets.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $7,103,955 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011, as a result of the sale of the Park Lane Building in September 2010 and the lack of a property disposition in 2011.
Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2011
Continuing Operations
Rental income increased from $3,253,590 for the nine months ended September 30, 2010 to $3,447,582 for the nine months ended September 30, 2011, primarily due to an increase in occupancy at the Parkway at Oak Hill Buildings, partially offset by the reduction in square footage leased by Brocade at the Nathan Lane Building, effective in May 2010. Absent future leasing activity, we expect future rental income to remain at a relatively similar level, as compared to the nine months ended September 30, 2011.
Tenant reimbursements increased from $676,017 for the nine months ended September 30, 2010 to $1,504,502 for the nine months ended September 30, 2011, primarily as a result of (i) an increase in occupancy at the Parkway at Oak Hill Buildings and (ii) Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010, due to a change in the lease and management structure at the Nathan Lane Building. Prior to May 1, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. Absent future leasing activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the nine months ended September 30, 2011.

Property operating costs increased from $2,230,457 for the nine months ended September 30, 2010 to $2,943,789 for the nine months ended September 30, 2011, primarily as a result of (i) the change in the lease and management structure at the Nathan Lane Building described above and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing activity, we expect future property operating costs to remain at a relatively similar level, as compared to the nine months ended September 30, 2011.
Asset and property management fees increased from $353,534 for the nine months ended September 30, 2010 to $421,017 for the nine months ended September 30, 2011, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2010 year end valuation. Asset management fees are incurred as a percentage of our gross asset value. Please refer to Note 5 - “Related-Party Transactions” for additional details. We anticipate asset and property management fees to remain at a relatively similar level in the future, as compared to the nine months ended September 30, 2011.
Depreciation expense increased from $1,091,372 for the nine months ended September 30, 2010 to $1,368,261 for the nine months ended September 30, 2011, primarily as a result of tenant improvements completed in connection with recent leases executed at the Commerce Street Building and the Parkway at Oak Hill Buildings and the Brocade lease at the Nathan Lane Building. We expect an additional increase in the future, as compared to the third quarter of 2011, as a result of the anticipated completion of the remaining tenant improvement projects at the Parkway at Oak Hill Buildings.
Amortization expense decreased from $1,189,204 for the nine months ended September 30, 2010 to $792,359 for the nine months ended September 30, 2011, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in 2011 following the May 2010 expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing activity, we expect future amortization expense to remain at a relatively similar level, as compared to the nine months ended September 30, 2011.
General and administrative expenses decreased from $557,939 for the nine months ended September 30, 2010 to $546,573 for the nine months ended September 30, 2011, primarily due to a decrease in legal fees incurred in 2010 in connection with third-party financing activity. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the nine months ended September 30, 2011.
Interest expense decreased from $1,502,776 for the nine months ended September 30, 2010 to $1,364,585 for the nine months ended September 30, 2011, primarily as a result of (i) a decrease in our weighted-average outstanding notes payable balance, partially offset by (ii) an increase in our weighted-average borrowing rate, and (iii) an increase in the amortization of loan costs incurred in connection with the NXT Loan. Future interest expense will depend largely upon the timing of utilizing the remaining availability of the NXT Loan to fund anticipated tenant improvements and re-leasing costs in connection with future leases at our remaining assets.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $7,527,684 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011, as a result of the sale of the Park Lane Building in September 2010 and the lack of a property disposition in 2011.
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
Application of Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, we allocated the purchase price of properties to the acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on our estimate of their fair values. As further described below, in-place leases with Wells VAF I as the lessor may have values related to:

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

As of September 30, 2011 and December 31, 2010, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2011	$357,971	$2,934,382	$2,619,309	$386,472
December 31, 2010	$357,971	$2,934,382	$2,619,309	$386,472
During the three months ended September 30, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$9,257	$106,212	$97,966	$13,217
2010	$9,258	$106,212	$97,967	$13,217
During the nine months ended September 30, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the nine months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$27,773	$318,637	$293,899	$39,650
2010	$45,196	$646,044	$452,496	$68,265
The remaining net intangible assets and liabilities balances as of September 30, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$9,258	$106,211	$97,965	$13,216
2012	37,032	424,848	391,864	52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
Thereafter	15,427	97,256	47,376	9,675
	$172,813	$1,213,682	$994,227	$157,766
Weighted-Average Amortization Period	5 years	3 years	3 years	3 years
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
Assertion of Legal Action Against Related-Parties
On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. ("Piedmont REIT") filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Inc. (“Wells Capital”); Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
Commitments and Contingencies
Wells VAF I is not subject to any material litigation, nor to management’s knowledge is any material litigation currently threatened against Wells VAF I. We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 of our accompanying financial statements for further explanation.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
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