Form 10-K
period 2011-12-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2012-03-15
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011 or

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
Shares of Investor Member Interests
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated file," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the registrant’s shares of investor member interests, the registrant conducted a private placement offering of its shares of investor member interests that commenced on September 15, 2005 and terminated on September 15, 2008. Shares in its offering were sold at $1,000 per investor member interest, with discounts available for certain categories of purchasers. The number of shares of investor member interests held by non-affiliates as of June 30, 2011 was approximately 51,745.
As of February 29, 2012, there were 51,854 shares of investor member interests outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
General
Wells VAF I was organized as a Georgia limited liability company on July 15, 2005, for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination.

Wells Management Company, Inc. ("Wells Management") is our sponsoring member and has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I pursuant to an operating agreement. Wells Management has contributed $1,000,000 to Wells VAF I for a subordinated interest therein. Wells Investment Management Company, LLC ("WIM"), a wholly owned subsidiary of Wells Management, has been appointed by Wells Management to serve as our manager. In addition, we have entered into an agreement with WIM (the "Advisory Agreement"), under which WIM performs certain key functions on our behalf, including, but not limited to, the investment of capital proceeds and management of day-to-day operations.

On September 15, 2005, we commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who met the definition of "accredited investors," as provided in Regulation D of the Securities Act. We commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Our offering terminated on September 15, 2008, at which time we had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000, we received net offering proceeds of approximately $47,706,000. All equity proceeds raised from the sale of investor member interests have been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.

Our investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates, and/or benefiting from favorable market conditions. As of February 29, 2012, we owned three properties consisting of all office buildings encompassing approximately 448,000 square feet, and we do not anticipate acquiring any additional properties. See Item 2, "Properties" for a more detailed description of our portfolio.

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
Wells VAF I is designed to provide investors with an opportunity to earn attractive risk-adjusted returns from equity real estate investments in the United States through a medium-term investment product. Because of its structure and its medium-term investment objective, Wells VAF I is considered to be a "value-added investment" program. Value-added investment programs occupy a middle tier in the risk/return continuum of real estate investment funds. At one end of the spectrum are long-term core income funds, which concentrate on providing a stable income return to investors, with the goal of providing modest appreciation in property value at the end of the fund's holding period. At the other end of the spectrum are opportunistic funds that seek to provide substantially all of their return in the form of short-term gain realized from high-risk, highly leveraged strategies. Value-added investment funds, such as Wells VAF I, fall in the middle of that risk/return spectrum, by seeking both stable income for modest levels of current distributions and gains from property sales that are attributable to capital appreciation at the time of disposition, as part of the overall return target.

Wells VAF I seeks to operate, improve, and otherwise enhance and dispose of its properties at a profit, within three to five years after completion of each acquisition, in a manner that achieves greater appreciation in value upon such dispositions and superior total returns to investors, than programs with a primary focus on current distributions of income. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, the current economic conditions and their impact on office market conditions have resulted in a decrease in leasing activity and volume, an increase in rental concessions, and a decline in effective rental rates, which has affected our ability to lease vacancies in our properties. In addition, disruptions and dislocations in the credit markets have negatively impacted transaction activity and made property dispositions within the near-term less attractive. These conditions may require that we hold individual assets longer than the three- to five-year period originally projected in order to achieve the best disposition pricing for our investor members. The timing of the disposition of individual assets will depend on prevailing economic conditions, including when a stabilization of the credit markets occurs, as well as the recovery of the real estate markets in the geographic locations where we hold our properties. No assurances can be given that we will meet this projected time frame. Wells VAF I's investment objectives are:

•	to increase the value of our portfolio of properties through property-level value-enhancing strategies;

•	to preserve, protect, and return investors' capital contributions;

•	to return to investors excess operating income in the form of cash distributions on their shares; and

•	to realize capital appreciation for investors upon the orderly disposition of our properties and distribution of any cash gains to members.

Financing Objectives

Wells VAF I has employed leverage in a strategic manner to augment our net offering proceeds and net cash flows from operations, which has permitted us to acquire a larger and more diversified portfolio of properties. In the aggregate, we may borrow up to 75% of the value of any particular property purchased by us, so long as the aggregate amount of such borrowings does not exceed 50% of the aggregate asset value of properties in our portfolio on a stabilized basis. Our debt-to-real-estate-asset ratio, that is, the ratio of total debt to cost basis of real estate assets prior to deducting depreciation and amortization, as of December 31, 2011, was approximately 32%.

Employees

Wells VAF I has no direct employees. The employees of Wells Management, the sole member of WIM, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the manager and its affiliates during the years ended December 31, 2011 and 2010.

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

Economic Dependency

We have engaged WIM, Wells Real Estate Services, LLC ("WRES"), and Wells Management to provide certain services essential to us, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, investor member communications, and investor relations. As a result of these relationships, we are dependent upon WIM, WRES, and Wells Management.

WIM, WRES, and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. ("WREF"). Accordingly, we focus on the financial condition of WREF when assessing the financial condition of WIM, WRES, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital, Inc. ("Wells Capital"). As of December 31, 2011, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
We are also dependent upon the ability of our current tenants to pay their contractual base rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

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

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital; Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Website Address

Access to copies of each of our filings with the SEC is available, free of charge, from our website at http://www.wellsref.com or through a link to the SEC website, http://www.sec.gov. These filings are available promptly after we file with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS.
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Overview
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2011	2010
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	45%
2. Park Lane Building (Sold September 22, 2010) A five-story office building and an eight-acre parcel of land containing a parking lot, located in Pittsburgh, Pennsylvania	—	—
3. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%	76%
4. Parkway at Oak Hill Buildings Two separate two-story office buildings located in Austin, Texas	94%	79%

Lease Expirations
As of December 31, 2011, the lease expirations scheduled during the following 10 years and thereafter for our properties, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2013(1)	1	86,017	$1,608,518	27.2%	27.4%
2015(2)	2	8,274	166,238	2.6%	2.8%
2016(3)	3	70,221	1,156,662	22.2%	19.7%
2017(4)	2	83,912	1,540,743	26.6%	26.3%
2018(5)	2	9,264	188,828	2.9%	3.2%
2020(6)	2	58,221	1,200,483	18.5%	20.6%
	12	315,909	$5,861,472	100.0%	100.0%

(1)	Commerce Street Building: Country Music Television, Inc. lease (approximately 86,000 square feet).

(2)	Parkway at Oak Hill Buildings: Sierra Systems, Inc. lease (approximately 5,400 square feet) and QD Solutions, Inc. lease (approximately 2,800 square feet).

(3)
Nathan Lane Building: Stanley Convergent Security Solutions, Inc. lease (approximately 37,400 square feet); Commerce Street: Tennessee Information Consortium (approximately 11,100 square feet); and Parkway at Oak Hills Buildings: INC Research LLC (approximately 21,700 square feet).

(4)
Nathan Lane Building: Brocade Communications Systems, Inc. lease (approximately 44,800 square feet) and Parkway at Oak Hill Buildings: Surveying and Mapping, Inc. lease (approximately 39,100 square feet).

(5)	Parkway at Oak Hill Buildings: Wells Fargo Bank, N.A. lease (approximately 2,200 square feet) and Communication Workers of America lease (approximately 7,100 square feet).

(6)	Parkway at Oak Hill Buildings: Wells Fargo Bank, N.A. lease (approximately 41,800 square feet) and Espey Consultants, Inc. lease (approximately 16,400 square feet).

Property Descriptions
The properties that we owned during the periods presented are further described below:

Nathan Lane Building
The Nathan Lane Building is a five-story office building containing approximately 184,000 rentable square feet located in Plymouth, Minnesota. The Nathan Lane Building was acquired on September 20, 2006. As of December 31, 2011, the Nathan Lane Building was 45% leased under lease agreements with Brocade (approximately 24%) and Stanley (approximately 21%). The original Brocade net lease for approximately 148,000 rentable square feet commenced on October 8, 1999, and expired on April 30, 2010. On October 20, 2009, we entered into a new lease agreement with Brocade, effective as of May 1, 2010, which (i) reduced Brocade's square footage from approximately 81% of the building to approximately 24% of the building; (ii) extended the lease term from April 30, 2010 to July 31, 2017; and (iii) provided for a three-month rental abatement period. Pursuant to the new lease agreement, Brocade no longer manages the Nathan Lane Building, and its annual base rent has increased from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. In addition to annual base rent, Brocade is also required to reimburse us for its pro rata share of all operating expenses and real estate taxes effective May 1, 2010. Brocade's annual base rent increases by approximately 3% annually effective May 1, 2011. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. As of December 31, 2011, the annual base rent payable under the current Brocade lease was approximately $652,000. The annualized rent payable in 2017 under the current Brocade lease will be approximately $779,000.

Stanley occupies approximately 37,400 rentable square feet of the Nathan Lane Building. The Stanley lease commenced on May 12, 2006, and expires on May 31, 2016. Effective May 1, 2010, Stanley began to reimburse for its pro rata share of the operating expenses and real estate taxes. Stanley has the right, at its option, to extend the initial term of its lease for two additional five-year periods. As of December 31, 2011, the annual base rent payable under the Stanley lease was approximately $487,000. The annualized base rent payable in 2016 under the Stanley lease will be approximately $524,000. The annualized base rent amounts for Brocade and Stanley are exclusive of rental abatement periods.

Park Lane Building

The Park Lane Building is a five-story office building containing approximately 105,000 rentable square feet and an eight-acre adjacent parcel of land containing a parking lot located in Pittsburgh, Pennsylvania. The Park Lane Building was acquired on January 5, 2007, and was 100% leased to Connecticut General Life Insurance Company through January 31, 2020. On September 22, 2010, we sold the Park Lane Building to an unrelated third party for a gross sale price of $16.9 million. The disposition resulted in net sale proceeds of approximately $16.1 million and a gain on sale of approximately $6.7 million. In accordance with the terms of our previous loan with Bank of America National Association ("Bank of America Loan"), all of the net proceeds from the sale of the Park Lane Building were applied against the outstanding balance of the Bank of America Loan.

Commerce Street Building

The Commerce Street Building is a four-story office building containing a total of approximately 118,000 square feet, of which we own approximately 115,000 rentable square feet and two floors of a parking deck located in Nashville, Tennessee. The Commerce Street Building was acquired on December 14, 2007. As of December 31, 2011, the Commerce Street Building was 85% leased under lease agreements with Country Music Television, Inc. ("CMT") for approximately 76% and Tennessee Information Consortium for approximately 9%. The original lease agreement with CMT, which includes approximately 57,000 square feet, commenced on October 1, 2002, and expires on May 31, 2013. On August 1, 2005, CMT executed an amendment to its original lease agreement, increasing the square footage leased by an additional 29,000 square feet, which commenced on June 1, 2006, and also expires on May 31, 2013. CMT has the right, at its option, to extend the initial term of its lease for two additional five-year periods. The first extension option contains stipulated annualized rental income of approximately $1.7 million, with annual increases of approximately $34,400, and the second extension option is at 95% of the then-current market rental rate. As of December 31, 2011, the annual base rent payable under the CMT lease was approximately $1,574,000. The annualized base rent payable in 2013 under the CMT lease will be approximately $1,609,000.
Tennessee Information Consortium occupies approximately 11,100 rentable square feet of the Commerce Building. The Tennessee Information Consortium lease, which commenced on September 1, 2011, and expires on August 31, 2016, provided for a three-month rental abatement period. In addition to annual base rent, Tennessee Information Consortium is required to reimburse its pro rata share of the operating expenses and real estate taxes. As of December 31, 2011, the annual base rent payable under the Tennessee Information Consortium lease was approximately $189,000. The annualized base rent payable in 2016 under the

Tennessee Information Consortium lease will be approximately $204,000. The annualized base rent amounts for CMT and Tennessee Information Consortium are exclusive of rental abatement periods.
Parkway at Oak Hill Buildings

The Parkway at Oak Hill Buildings consist of two separate two-story office buildings containing a combined total of approximately 146,000 rentable square feet and a three-story parking garage located in Austin, Texas. The Parkway at Oak Hill Buildings were vacant when acquired on October 15, 2008, and are currently approximately 94% leased to seven tenants: Wells Fargo Bank, N.A. ("Wells Fargo") (approximately 30%, of which 1% expires July 2018 and 29% expires April 2020); Surveying and Mapping, Inc. ("SAM") (approximately 27%, expiring August 2017); INC Research LLC (approximately 15%, expiring November 2016); Espey Consultants, Inc. (approximately 11%, expiring August 2020); Communication Workers of America (approximately 5%, expiring March 2018); Sierra Systems, Inc. (approximately 4%, expiring April 2015); and QD Solutions, Inc. (approximately 2%, expiring May 2015). As of December 31, 2011, the annual base rent payable under the Wells Fargo and SAM leases, excluding rental abatement periods, was approximately $625,000 and $549,000, respectively. The annualized base rent payable in 2017 under the SAM lease will be approximately $762,000. The annualized base rent payable in 2020 under the Wells Fargo lease (approximately 29%) will be approximately $861,000. The annualized base rent amounts for SAM and Wells Fargo are exclusive of rental abatement periods. On March 12, 2012, we entered into an agreement to sell the Parkway at Oak Hill Buildings to Rorasa, Inc., an unaffiliated third party, for a gross sales price of $31,500,000, exclusive of adjustments and closing costs. We expect the closing of this transaction to occur during the second quarter of 2012; however, there are no assurances regarding when or if this sale will be completed.

ITEM 3.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the year ended December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR WELLS VAF I'S INVESTOR MEMBER INTERESTS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Summary

As of February 29, 2012, 51,854 shares of investor member interests, held by a total of 601 investor members, were outstanding. Capital contributions are equal to $1,000.00 per share of investor member interest. A public trading market has not been established for our shares of investor member interests, nor is such a market anticipated to develop in the future. The operating agreement provides WIM with the right to prohibit transfers of shares under certain circumstances.

Share Valuation

We are required to report the estimated value of the investor member interests annually to our members following the property valuation process set forth in the Advisory Agreement. In accordance with our Advisory Agreement, each year one-third of the properties are appraised by an independent appraiser, and the remaining two-thirds are appraised by personnel of WIM or its affiliates and reviewed by an independent appraiser. For purposes of the 2011 valuation, an independent appraisal was completed by Cushman & Wakefield, Inc. on the Parkway at Oak Hill Buildings, while internal appraisals by personnel of WIM or its affiliates were completed on the Nathan Lane Building and the Commerce Street Building and subsequently reviewed by Altus Group U.S. Inc. as required by our Advisory Agreement. The final appraisals were utilized to determine the aggregate asset value of the assets under management for purposes of computing the appropriate amount of the annual asset management fee. The aggregate value of the assets under management discussed above, along with other assets and liabilities, were used to calculate the estimated value of the investor member interests. The estimated share valuations are intended to be an estimate of the distributions that would be made to investor members, assuming an orderly liquidation of our assets.

Utilizing the methodology described above and based upon market conditions existing in early December 2011, we estimated the share valuations as of December 31, 2011, to be an average of approximately $881 per share, dependent upon each investor member's time of purchase in relation to our offering period. Individual member share values will likely vary from the average share value disclosed as a result of the complexities of the net cash flow distribution calculation described in detail below. These estimates should not be viewed as an accurate reflection of the price at which investor members might be able to sell their shares, or the fair market value of Wells VAF I's properties, nor do they necessarily represent the amount of net proceeds the members would receive if Wells VAF I's properties were sold and the proceeds were distributed in a liquidation. There is no established public trading market for our investor member shares, and it is not anticipated that a public trading market for the shares will ever develop. The valuations performed by us are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific investor member shares. In addition, property values are subject to change and could decline in the future.

In addition, as we sell certain properties and distribute the net sale proceeds, if available, the remaining value of our portfolio of properties and resulting value of our investor member shares will naturally decline.

Distribution of Net Cash Flow

We may not make significant regular distributions from cash flow from operations, and we have the discretion to not distribute cash flow generated as net proceeds of nonliquidating sales of our properties, if WIM determines that it is in the best interest of Wells VAF I and its members to use such net proceeds to enhance the value of our portfolio. Our principal investment strategy is to operate and/or develop, improve, and dispose of properties in a manner that enhances their appreciation in value for realization upon property sales over the mid-term. Accordingly, a significant portion of any cash flow from operations may be deployed by us in value-enhancing strategies for our portfolio of properties, and some portion of nonliquidating net sale proceeds may also be deployed for such purposes.
Upon declaration of distributions, net cash flow, as defined in the operating agreement, is distributed to the members in the order and priority that follows:

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
Net cash flow distributions to investor members are accrued in the quarter declared and paid to investor members in the following quarter. No cash distributions were paid to investor members or to Wells Management during the years ended December 31, 2010 or 2011.
Redemption of Shares of Investor Member Interests

We did not redeem any securities during the quarter ended December 31, 2011.

Unregistered Issuance of Securities

During 2011, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.
We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report.
Overview
We were formed on July 15, 2005, for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates, and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of February 29, 2012, we owned interests in three properties.

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

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 85% leased to two tenants, CMT and Tennessee Information Consortium. The major lease to CMT for approximately 76% extends through May 2013. Our fee-simple interest in the Commerce Street Building is subject to a reciprocal easement lease through December 31, 2083.

•
The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and are currently approximately 94% leased to seven tenants. On March 12, 2012, we entered into an agreement to sell the Parkway at Oak Hill Buildings to Rorasa, Inc., an unaffiliated third party, for a gross sales price of $31,500,000, exclusive of adjustments and closing costs. We expect the closing of this transaction to occur during the second quarter of 2012; however, there are no assurances regarding when or if this sale will be completed.

General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. gross domestic product ("GDP"), the U.S. economy's growth increased at an annual rate of 3.0% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investments, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.
Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared with the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from 16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year-over-year, from $22.95 in the fourth quarter of 2010 to $22.81 in the fourth quarter of 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market in 2013.
The upward trend in transaction volume continued for office properties in 2011, with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district cap rates declining within 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets, such as New York City; Washington, D.C.; and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower cap rates than properties without these qualities.
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
Less diversified real estate funds that own few properties, such as Wells VAF I, and those funds with current vacancies or near- term tenant rollover, such as Wells VAF I, may face a challenging leasing environment. As of December 31, 2011, the Nathan Lane Building and the Commerce Street Building are currently approximately 55% and 15% vacant, respectively. These properties, in particular, may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that the current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for the investor members.
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
We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. As of December 31, 2011, the outstanding balance on the NXT Loan was $19.2 million. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at the greater of (i) one-month LIBOR plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the "Interest Reserve"). The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with cash on hand. Except as permitted with respect to a partial release, we may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid.
Short-Term Liquidity and Capital Resources
During the year ended December 31, 2011, we generated net operating cash flows of approximately $2.0 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. In order to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members for the year ended December 31, 2011.

During the year ended December 31, 2011, we invested approximately $2.0 million in real estate and deferred leasing costs utilizing cash on hand and funds from a reserve account restricted by NXT Capital to fund property operating costs and tenant improvement projects at our properties.
During the year ended December 31, 2011, we obtained proceeds from the Interest Reserve portion of the NXT Loan of approximately $0.2 million and used such proceeds to fund a portion of the debt service on the NXT Loan. We anticipate funding future capital expenditures and re-leasing costs with the additional availability on the NXT Loan and, in the event of a property disposition, from net proceeds from the sale of properties unless restricted by the terms of our existing borrowing arrangement.
We expect to utilize the residual cash balance on hand as of December 31, 2011, of approximately $3.0 million and the remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures.
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
Contractual Commitments and Contingencies
We are contractually committed to repay the NXT Loan in full, along with any accrued and unpaid interest by December 16, 2013. As of December 31, 2011, we owed $19.2 million on the NXT Loan.
In addition, we are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of December 31, 2011, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. Further, we are contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of December 31, 2011, the annualized retail lease obligation was approximately $51,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.
Results of Operations
Comparison of the year ended December 31, 2010 versus the year ended December 31, 2011
Continuing Operations
Rental income increased from $4.4 million for the year ended December 31, 2010 to $4.7 million for the year ended December 31, 2011, primarily due to an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing or disposition activity, we expect future rental income to increase to reflect a full year of rental income for the leases that commenced in 2011 at the Parkway at Oak Hill Buildings and the Commerce Street Building.
Tenant reimbursements increased from $1.2 million for the year ended December 31, 2010 to $2.0 million for the year ended December 31, 2011, primarily as a result of (i) an increase in occupancy at the Parkway at Oak Hill Buildings and (ii) Brocade and Stanley beginning to reimburse their pro rata share of property operating costs at the Nathan Lane Building effective May 1, 2010, due to a change in the lease and management structure at the Nathan Lane Building. Prior to May 1, 2010, Brocade self-managed the Nathan Lane Building and paid the majority of the property operating costs directly in exchange for a reduced rental rate. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared with 2011.

Property operating costs increased from $3.2 million for the year ended December 31, 2010 to $3.8 million for the year ended December 31, 2011, primarily as a result of (i) the change in the lease and management structure at the Nathan Lane Building described above and (ii) an increase in occupancy at the Parkway at Oak Hill Buildings. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared with 2011.
Asset and property management fees increased from $0.5 million for the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2010 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Absent any property dispositions, we anticipate asset and property management fees to remain at a relatively similar level, as compared with 2011.
Depreciation expense increased from $1.5 million for the year ended December 31, 2010 to $1.8 million for the year ended December 31, 2011, primarily as a result of tenant improvements completed in connection with recent leases executed at the Commerce Street Building and the Parkway at Oak Hill Buildings and the Brocade lease at the Nathan Lane Building. Absent future disposition activity, we expect an additional increase in the future as a result of incurring depreciation expense for a full year on the tenant improvement projects completed during 2011 at these buildings.
Amortization expense decreased from $1.4 million for the year ended December 31, 2010 to $1.1 million for the year ended December 31, 2011, primarily as a result of recognizing less amortization of intangible lease assets and intangible lease origination costs in 2011 following the April 2010 expiration of the lease in place at the time of the acquisition of the Nathan Lane Building. Absent future leasing and disposition activity, we expect future amortization expense to remain at a relatively similar level, as compared with 2011.
General and administrative expenses remained relatively stable at $0.7 million for the year ended December 31, 2010 and $0.7 million for the year ended December 31, 2011. We expect general and administrative expenses to remain at a relatively similar level.
Interest expense remained relatively stable at $1.8 million for the year ended December 31, 2010 and $1.8 million for the year ended December 31, 2011. Absent any property dispositions and subsequent repayments of debt, we expect future interest expense to remain at similar levels in the future.
The 2010 loss on early extinguishment of debt of $0.3 million represents the write-off of unamortized deferred financing costs related to previous loan agreements, which were fully repaid in December 2010, in advance of their original March 2013 maturities, using proceeds obtained from the newly originated NXT Loan.
Discontinued Operations
In accordance with GAAP, we have classified the results of operations related to the Park Lane Building as discontinued operations for all periods presented. Income from discontinued operations decreased from $7.4 million for the year ended December 31, 2010 to $0 for the year ended December 31, 2011, as a result of the sale of the Park Lane Building in September 2010 and the lack of a property disposition in 2011.
Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies would be applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Below is a discussion of our accounting policies, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of our assets by class are as follows:

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
Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's ultimate fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income (loss).
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

As of December 31, 2011 and December 31, 2010, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(157,385)	(1,402,063)	(1,331,183)	(189,056)
Net	$200,586	$1,532,319	$1,288,126	$197,416
During the years December 31, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$37,031	$424,849	$391,865	$52,867
2010	$54,454	$752,256	$550,462	$81,481

The remaining net intangible assets and liabilities balances as of December 31, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$37,032	$424,848	$391,864	$52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,426	81,558	47,375	9,674
Thereafter	—	15,698	—	—
	$163,554	$1,107,471	$896,261	$144,549
Weighted-Average Amortization Period	4 years	3 years	3 years	3 years
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms.  There may be instances in which intangible lease assets and liabilities become impaired, and we are required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
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
Assertion of Legal Action Against Related Parties
On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. ("Piedmont REIT") filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Inc. ("Wells Capital"); Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Commitments and Contingencies
We are not subject to any material litigation, nor to management's knowledge is any material litigation currently threatened against us.
Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of December 31, 2011
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.4 million
Subsequent Event
On March 12, 2012, we entered into an agreement to sell the Parkway at Oak Hill Buildings to Rorasa, Inc., an unaffiliated third party, for a gross sales price of $31,500,000, exclusive of adjustments and closing costs. We expect the closing of this transaction to occur during the second quarter of 2012; however, there are no assurances regarding when or if this sale will be completed.

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
There were no disagreements with our independent registered public accountants, Frazier & Deeter, LLC, during the years ended December 31, 2011 and 2010.

ITEM 9A.	CONTROL AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of December 31, 2011. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of December 31, 2011, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
WIM
We have no officers or directors and operate under the direction of the board of directors of WIM, our manager (the "Board of Directors"). WIM was formed in August 2005 to bring together the comprehensive real estate services experience and expertise of key personnel within WREF whose services are important to the successful management and conduct of our operations to achieve our objectives as a value-added investment program. The executive offices of WIM are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Pursuant to its appointment by Wells Management to serve as the manager, WIM organizes and deploys personnel to perform all of the property selection, acquisition, asset management, disposition, and other functions required by Wells VAF I. WIM is a wholly owned subsidiary of Wells Management, our sponsoring member.
Directors and Executive Officers of Manager
The Board of Directors is responsible for the management and control of our affairs. Individuals on the Board of Directors have been designated to serve as the Principal Executive Officer and Principal Financial Officer of WIM and consequently serve that role for us through their position with WIM. The Board of Directors functions as the investment committee (the "Investment Committee") for us, and makes all final decisions about property acquisitions and dispositions. The Investment Committee provides financial, investment, business, and other advice and assistance with respect to existing and prospective investments, including the evaluation of the proposed terms of any investment opportunity in light of our purpose and investment objectives. In addition, the Board of Directors provides ongoing supervision and direction for portfolio management and asset management. Investor members may not directly affect the composition of the Board of Directors; however, pursuant to the operating agreement, investor members may elect to remove WIM as the manager upon the affirmative vote of investor members holding greater than two-thirds of the outstanding shares of investor member interests.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our investor member shares are required to report their initial ownership of the investor member shares and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in our annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2011.
Financial Oversight Committee
Wells VAF I does not have an audit committee. Accordingly, Wells Management, our sponsoring member, has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of an affiliate of our sponsoring member; and Wendy W. Gill, as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither Wells VAF I nor WIM has an audit committee and the Financial Oversight Committee is not independent of Wells VAF I or WIM, we do not have an "audit committee financial expert."
Code of Ethics
We do not have any officers; however, Wells Management, our sponsoring member, has adopted a code of ethics applicable to its principal executive officer and principal financial officer with respect to Wells VAF I. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	EXECUTIVE COMPENSATION.
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred payable to WIM and its affiliates during the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No investor member beneficially owns more than 5% of our outstanding investor member shares.

(b)
We have no officers or directors. The directors and officers of WIM are responsible for our day-to-day operations and overall management functions. Set forth below is the security ownership of WIM's management as of February 29, 2012.

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
Our Relationship with Wells Management, WIM, and Wells Investment Securities, Inc.
WIM is wholly owned by our sponsor, Wells Management, as its sole member. Wells Management is a wholly owned subsidiary of WREF, which is owned 100% by Leo F. Wells, III. Under our operating agreement, Wells Management has the exclusive authority to conduct the day-to-day and overall direction and supervision of our business and affairs. Pursuant to its authority, Wells Management appointed WIM to serve as our manager. During our private placement offering, Wells Investment Securities, Inc., which is indirectly owned 100% by Mr. Wells, served as our dealer-manager. We have entered into agreements with WIM and WRES, as discussed below, pursuant to which we pay our affiliates certain fees for services relating to the investment and management of our assets.
Sponsoring Member Interest
On September 27, 2005, we received a $1,000,000 contribution from Wells Management for a subordinated interest therein. During the start-up period, proceeds from this contribution were held as working capital and used primarily to fund initial operating costs. Following the start-up period, the residual proceeds were distributed to investor members. Wells Management's interest is subordinated to investor members in earnings allocations and distributions from Wells VAF I. See "Distribution of Net Cash Flow" under Item 5, "Market for Wells VAF I's Investor Member Interests and Related Security Holder Matters" for a discussion of the distributions Wells Management receives in connection with its subordinated interest.
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2011, the Advisory Agreement was renewed for a one-year term through September 14, 2012, upon terms identical to those in effect through September 14, 2011. Wells VAF I may terminate the Advisory Agreement upon 60 days' written notice without cause or penalty.

If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm's length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
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

•
Reimbursement for all costs and expenses that WIM incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of WIM's employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees; and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. WIM allocates its reimbursable costs of providing these services among Wells VAF I and various other affiliated public real estate investment programs based on time spent on each entity by individual personnel.

•	For any property sold by Wells VAF I, a disposition fee equal to 0.25% of the sales price, if WIM provides a substantial amount of services in connection with the sale.
Property Management Agreements
On February 20, 2010, we executed an initial management agreement with Wells Real Estate Services, LLC ("WRES") to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (the "Parkway Management Agreement"), which was effective retroactive to February 20, 2010. Pursuant to the Parkway Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per-construction-project basis. The Parkway Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. We may terminate the Parkway Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.
On November 1, 2010, we entered into a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per-construction-project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. We may terminate the Commerce Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.

Related-Party Costs
Pursuant to the terms of the agreements described above, we incurred the following related-party costs for the years ended December 31, 2011 and 2010:

	2011	2010
Asset management fees(1)	$427,125	$470,119
Administrative reimbursements(1)	401,852	347,957
Property management fees(1)	88,383	24,463
Construction management fees(2)	43,457	34,664
Disposition fee(1)	—	42,270
Total	$960,817	$919,473

(1)	Asset management fees, administrative reimbursements, property management fees, and disposition fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Preapproval Policies and Procedures
The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee's approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee's members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934, as amended.
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since August 19, 2008. All such fees are recognized in the period to which the services relate. The aggregate fees billed to Wells VAF I for professional accounting services by Frazier & Deeter, LLC, including the audit of Wells VAF I's annual financial statements for the fiscal years ended December 31, 2011 and 2010, are set forth in the table below.

	Frazier & Deeter, LLC
	2011	2010
Audit Fees	$51,500	$48,000
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$51,500	$48,000

For purposes of the preceding table, the professional fees are classified as follows:

•
Audit Fees - These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•
Audit-Related Fees - These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•
Tax Fees - These are fees for all professional services performed by professional staff in our independent registered public accountant's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees - These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.
During the fiscal years ended December 31, 2011 and 2010, 100% of the services performed by Frazier & Deeter, LLC described above under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," and "Other Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
(a) 2.    Not applicable.
(a) 3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

March 15, 2012		/s/ Leo F. Wells, III
Leo F. Wells, III Principal Executive Officer, Director, and Chairman of the Board of Wells Investment Management Company, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2012	/s/ Leo F. Wells, III
Leo F. Wells, III
Principal Executive Officer, Director, and Chairman of the Board of Wells Investment Management Company, LLC

March 15, 2012	/s/ Douglas P. Williams
Douglas P. Williams
Principal Financial Officer, Principal Accounting Officer, Director, Senior Vice President, Secretary, and Treasurer of Wells Investment Management Company, LLC

March 15, 2012	/s/ Donald R. Henry
Donald R. Henry
Director and Senior Vice President of Wells Investment Management Company, LLC

March 15, 2012	/s/ F. Parker Hudson
F. Parker Hudson
Director and Senior Vice President of Wells Investment Management Company, LLC

March 15, 2012	/s/ Kevin A. Hoover
Kevin A. Hoover
Director of Wells Investment Management Company, LLC

March 15, 2012	/s/ Randall D. Fretz
Randall D. Fretz
Director of Wells Investment Management Company, LLC

March 15, 2012	/s/ M. Scott Meadows
M. Scott Meadows
Director of Wells Investment Management Company, LLC

March 15, 2012	/s/ Joseph P. Oglesby
Joseph P. Oglesby
Director of Wells Investment Management Company, LLC

EXHIBIT INDEX TO
2011 FORM 10-K OF
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

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase.

101.LAB**		XBRL Taxonomy Extension Label Linkbase.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase.

	*	Filed herewith.
	**	Furnished with this Form 10-K

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
Wells Mid-Horizon Value-Added Fund I, LLC

We have audited the accompanying balance sheets of Wells Mid-Horizon Value-Added Fund I, LLC (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, members' capital, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Mid-Horizon Value-Added Fund I, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC
Atlanta, Georgia
March 15, 2012

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	December 31,
	2011	2010
Assets:
Real estate, at cost:
Land	$7,281,349	$7,281,349
Building and improvements, less accumulated depreciation of $5,740,531 and $3,893,450 as of December 31, 2011 and December 31, 2010, respectively	40,543,466	41,128,978
Intangible lease assets, less accumulated amortization of $2,021,328 and $1,559,448 as of December 31, 2011 and December 31, 2010, respectively	1,271,025	1,732,905
Construction in progress	160,940	34,275
Total real estate assets	49,256,780	50,177,507

Cash and cash equivalents	2,963,396	2,153,542
Tenant receivables, net of allowance for doubtful accounts of $0 and $1,425 as of December 31, 2011 and December 31, 2010, respectively	2,593,389	1,617,390
Other assets	1,688,101	4,495,122
Deferred financing costs, less accumulated amortization of $413,874 and $0 as of December 31, 2011 and December 31, 2010, respectively	828,063	1,233,958
Intangible lease origination costs, less accumulated amortization of $1,723,048 and $1,331,183 as of December 31, 2011 and December 31, 2010, respectively	896,261	1,288,126
Deferred leasing costs, less accumulated amortization of $599,672 and $253,111 as of December 31, 2011 and December 31, 2010, respectively	2,349,390	2,276,235
Total assets	$60,575,380	$63,241,880

Liabilities:
Note payable	$19,237,786	$19,000,000
Accounts payable, accrued expenses, and accrued capital expenditures	1,540,206	1,167,300
Due to affiliates	39,224	58,744
Deferred income	491,706	550,644
Intangible lease liabilities, less accumulated amortization of $241,923 and $189,056 as of December 31, 2011 and December 31, 2010, respectively	144,549	197,416
Total liabilities	21,453,471	20,974,104

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	39,121,909	42,267,776
Total liabilities and members’ capital	$60,575,380	$63,241,880
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Revenues:
Rental income	$4,726,332	$4,400,207
Tenant reimbursements	1,967,008	1,169,950
Total revenues	6,693,340	5,570,157
Expenses:
Property operating costs	3,792,347	3,190,341
Asset and property management fees:
Related-party	515,508	397,213
Other	53,547	81,814
Depreciation	1,847,081	1,515,439
Amortization	1,070,912	1,444,781
General and administrative expenses	735,333	717,133
Total expenses	8,014,728	7,346,721
Real Estate Operating Loss	(1,321,388)	(1,776,564)

Other Income (Expense):
Interest and other income	47	1,695
Interest expense	(1,824,526)	(1,830,359)
Loss on early extinguishment of debt	—	(343,923)
Total Other Income (Expense)	(1,824,479)	(2,172,587)
Loss from Continuing Operations	(3,145,867)	(3,949,151)

Discontinued Operations:
Operating income	—	628,397
Gain from disposition	—	6,740,486
Income from Discontinued Operations	—	7,368,883
Net Income (Loss)	$(3,145,867)	$3,419,732

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(60.67)	$(76.16)
Income from discontinued operations	—	142.11
Net income (loss) per weighted-average share of members' interests	$(60.67)	$65.95

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010

	Sponsoring Member	Investor Members’ Interests		Total Members’ Capital
		Shares	Amount
Members' Capital as of December 31, 2009	$959,727	51,854	$37,888,317	$38,848,044

Net income	—	—	3,419,732	3,419,732
Members' Capital as of December 31, 2010	959,727	51,854	41,308,049	42,267,776

Net loss	—	—	(3,145,867)	(3,145,867)
Members' Capital as of December 31, 2011	$959,727	51,854	$38,162,182	$39,121,909
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(3,145,867)	$3,419,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition	—	(6,740,486)
Depreciation	1,847,081	1,629,459
Amortization of deferred financing costs	413,874	309,889
Other amortization	1,147,439	1,601,453
Loss on early extinguishment of debt	—	343,923
Bad debt expense	—	1,425
Changes in assets and liabilities:
Increase in tenant receivables	(975,999)	(1,514,651)
Decrease (increase) in other assets	2,122,913	(4,284,704)
Increase (decrease) in accounts payable, accrued expenses, and refundable security deposits	652,135	(391,989)
Increase in due to affiliates	3,706	990
Decrease in deferred income	(58,938)	(88,183)
Net cash provided by (used in) operating activities	2,006,344	(5,713,142)

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	16,143,865
Investment in real estate	(1,024,371)	(888,120)
Investment in real estate related deposits	—	(4,099,702)
Payment of deferred leasing costs	(259,585)	(258,138)
Net cash (used in) provided by investing activities	(1,283,956)	10,897,905

Cash Flows from Financing Activities:
Deferred financing costs paid	(150,320)	(1,406,684)
Proceeds from note payable	237,786	27,204,509
Repayments of note payable	—	(31,672,443)
Net cash provided by (used in) financing activities	87,466	(5,874,618)
Net Increase (Decrease) in Cash and Cash Equivalents	809,854	(689,855)

Cash and Cash Equivalents, beginning of period	2,153,542	2,843,397
Cash and Cash Equivalents, end of period	$2,963,396	$2,153,542

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$438,506	$2,837,601
Payment of deferred leasing costs funded with deposit accounts included in other assets	$245,602	$1,262,101
Accrued capital expenditures	$161,430	$212,847
Accrued deferred leasing costs	$—	$85,471
Accrued deferred financing costs	$2,378	$334,719
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	ORGANIZATION AND BUSINESS
Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I") was organized as a Georgia limited liability company on July 15, 2005, for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination.
Wells Management Company, Inc. ("Wells Management") is the sponsoring member of Wells VAF I and has the exclusive authority to conduct the day-to-day and overall direction and supervision of the business and affairs of Wells VAF I pursuant to an operating agreement. Wells Management has contributed $1,000,000 to Wells VAF I for a subordinated interest therein. Wells Investment Management Company, LLC ("WIM"), a wholly owned subsidiary of Wells Management, has been appointed by Wells Management to serve as the manager of Wells VAF I. In addition, Wells VAF I and WIM have entered into an agreement (the "Advisory Agreement"), under which WIM will perform certain key functions on behalf of Wells VAF I, including, but not limited to, the investment of capital proceeds and management of day-to-day operations.
On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who meet the definition of "accredited investors," as provided in Regulation D of the Securities Act of 1933, as amended. Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests, resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000, Wells VAF I received net offering proceeds of approximately $47,706,000. As of October 31, 2008, all equity proceeds raised from the sale of investor member interests had been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.
Wells VAF I's investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future, and its current focus is on enhancing the value of its current portfolio.
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
Properties	December 31, 2011
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Park Lane Building (Sold September 22, 2010) A five-story office building and an eight-acre parcel of land containing a parking lot located in Pittsburgh, Pennsylvania	–
3. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%
4. Parkway at Oak Hill Buildings Two separate two-story office buildings located in Austin, Texas	94%

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Wells VAF I's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets that Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, management adjusts the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. Wells VAF I has determined that there has been no impairment in the carrying value of its real estate assets and related intangible assets to date; however, certain of Wells VAF I's assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future operating cash flows require that management estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's ultimate fair value and could result in the misstatement of the carrying value of Wells VAF I's real estate and related intangible assets and net income (loss).

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

As of December 31, 2011 and 2010, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(157,385)	(1,402,063)	(1,331,183)	(189,056)
Net	$200,586	$1,532,319	$1,288,126	$197,416

During the years ended December 31, 2011 and 2010, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$37,031	$424,849	$391,865	$52,867
2010	$54,454	$752,256	$550,462	$81,481
The remaining net intangible assets and liabilities balances as of December 31, 2011 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$37,032	$424,848	$391,864	$52,866
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,426	81,558	47,375	9,674
Thereafter	—	15,698	—	—
	$163,554	$1,107,471	$896,261	$144,549
Weighted-Average Amortization Period	4 years	3 years	3 years	3 years
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms.  There may be instances in which intangible lease assets and liabilities become impaired, and Wells VAF I is required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Cash and Cash Equivalents
Wells VAF I considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of Wells VAF I's cash balances as of December 31, 2011 and 2010.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $1,425 have been recorded as of December 31, 2011 and 2010, respectively.

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund property operating costs, tenant improvement projects, and future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2011 and 2010.
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells VAF I recognized amortization of deferred financing costs for the years ended December 31, 2011 and 2010 of approximately $414,000 and $310,000, respectively, which is included in interest expense in the accompanying statements of operations.
Deferred Leasing Costs
Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately six years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.
Fair Value Measurements
Wells VAF I estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

Level 1 -	Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.
Level 2 -     Assets and liabilities valued based on observable market data for similar instruments.

Level 3 -
Assets or liabilities for which significant valuation assumptions are not readily observable in the market. Such assets or liabilities are valued based on the best available data, some of which may be internally developed. Significant assumptions may include risk premiums that a market participant would require.

Wells VAF I applies the provisions of the accounting standard for fair value measurements and disclosures to the estimations of fair value of its debt instruments. The fair values of Wells VAF I's debt instruments, classified under Level 2, were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (see Note 3 for additional information).

Revenue Recognition

Wells VAF I's leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse Wells VAF I for a pro rata share of operating costs incurred. All of the Wells VAF I's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is generally recognized using the straight-line method over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related property operating costs are incurred and are billed to the tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and Wells VAF I has satisfied all obligations under the related lease or lease termination agreement.

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
Distribution of Net Cash Flow
Upon declaration of distributions, net cash flow, as defined in the operating agreement, is distributed to the members in the order and priority that follows:

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
Net cash flow distributions to investor members are accrued in the quarter declared and paid to investor members in the following quarter. No cash distributions were paid to investor members or to Wells Management during the years ended December 31, 2010 or 2011.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells VAF I beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells VAF I on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on Wells VAF I's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of

ASU 2011-04 was effective for Wells VAF I on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on its financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 was effective for Wells VAF I on December 15, 2011, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred. The adoption of ASU 2011-05 has not had a material impact on Wells VAF I's financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). As of December 31, 2011, the outstanding balance on the NXT Loan was approximately $19.2 million. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. Except as permitted with respect to a partial release, Wells VAF I may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the "Interest Reserve"). The NXT Loan requires monthly interest-only payments from Wells VAF I's net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with Wells VAF I's own funds. During the year ended December 31, 2011, Wells VAF I received loan proceeds of approximately $238,000 from the Interest Reserve.
As of December 31, 2011, the NXT Loan incurred interest at a rate of 7.25%. Wells VAF I paid cash for interest expense on its notes payable of approximately $1,400,000 and $1,578,000 during the year ended December 31, 2011 and 2010, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to its notes payable. As of December 31, 2011 and 2010, the carrying value of the NXT Loan (see Note 3 where defined) approximated its fair value.

4.	MEMBERS' EQUITY
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
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2011, the Advisory Agreement was renewed for a one-year term through September 14, 2012, upon terms identical to those in effect through September 14, 2011. Wells VAF I may terminate the Advisory Agreement upon 60 days' written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm's length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
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

•
Reimbursement for all costs and expenses that WIM incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of WIM's employees engaged in management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance, and benefits relating to such employees; and legal, travel, and other out-of-pocket expenses that are directly related to the services they provide. WIM allocates its reimbursable costs of providing these services among Wells VAF I and various other affiliated public real estate investment programs based on time spent on each entity by individual personnel.

•	For any property sold by Wells VAF I, a disposition fee equal to 0.25% of the sales price, if WIM provides a substantial amount of services in connection with the sale.
Property Management Agreements
On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC ("WRES") to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (the "Parkway Management Agreement"), which was effective retroactive to February 20, 2010. Pursuant to the Parkway Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per-construction-project basis. The Parkway Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Parkway Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.
On November 1, 2010, Wells VAF I entered into a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES is entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES is entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES is entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per-construction-project basis. For tenant improvement projects managed by a tenant, WRES is entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement has a one-year term, unless terminated pursuant to the terms of the agreement, and is automatically extended for successive one-year terms. Wells VAF I may terminate the Commerce Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the years ended December 31, 2011 and 2010, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	2011	2010
Asset management fees(1)	$427,125	$470,119
Administrative reimbursements(1)	401,852	347,957
Property management fees(1)	88,383	24,463
Construction management fees(2)	43,457	34,664
Disposition fee(1)	—	42,270
Total	$960,817	$919,473

(1)	Asset management fees, administrative reimbursements, property management fees, and disposition fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.
Due to Affiliates
As of December 31, 2011 and December 31, 2010, due to affiliates was comprised of the following items:

	December 31, 2011	December 31, 2010
Administrative reimbursements and bill-backs	$29,417	$24,140
Property management fees	9,807	11,378
Construction management fees	—	23,226
	$39,224	$58,744
WIM's affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.

6.	DISCONTINUED OPERATIONS
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Park Lane Building, which was sold on September 22, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	For the Year Ended
	December 31,
	2011	2010
Revenues:
Rental income	$—	$1,016,626
Tenant reimbursements	—	868,108
Interest and other income	—	98
Total revenues	—	1,884,832

Expenses:
Property operating costs	—	861,224
Asset and property management fees:
Related-party	—	97,369
Other	—	43,165
Depreciation	—	114,020
Amortization	—	97,747
General and administrative expenses	—	42,910
Total expenses	—	1,256,435
Operating income	—	628,397
Gain on disposition	—	6,740,486
Income from Discontinued Operations	$—	$7,368,883

7.	RENTAL INCOME
The future contractual rental income due to Wells VAF I under noncancelable operating leases as of December 31, 2011, is presented below:

Year ending December 31:
2012	$5,082,229
2013	4,452,008
2014	3,913,207
2015	3,898,905
2016	3,515,495
Thereafter	5,188,757
$26,050,601
Four tenants generated approximately 42%, 17%, 13%, and 10% of contractual rental income for the year ended December 31, 2011, and four tenants will generate approximately 25%, 15%, 15%, and 10% of future contractual rental income.

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

WIM, WRES, and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. ("WREF"). Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM, WRES, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.
Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital, Inc. As of December 31, 2011, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
Wells VAF I is also dependent upon the ability of its current tenants to pay their contractual base rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on Wells VAF I's results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I's tenants from paying contractual rents could result in a material adverse impact on its results of operations.

9.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of December 31, 2011
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.4 million

In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of December 31, 2011, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. Further, Wells VAF I is contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of December 31, 2011, the annualized retail lease obligation was approximately $51,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

10.	SUBSEQUENT EVENT
On March 12, 2012, Wells VAF I entered into an agreement to sell the Parkway at Oak Hill Buildings to Rorasa, Inc., an unaffiliated third party, for a gross sales price of $31,500,000, exclusive of adjustments and closing costs. Wells VAF I expects the closing of this transaction to occur during the second quarter of 2012; however, there are no assurances regarding when or if this sale will be completed.