Form 10-Q
period 2012-03-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2012-05-15
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-53626
__________________________________
WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
(Exact name of registrant as specified in its charter)
__________________________________

Georgia	20-3192853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy. Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 449-7800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2012, there were 51,854 shares of investor member interests outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have utilized debt financing from third parties to fund re-leasing costs, capital expenditures, and operating costs of the portfolio. Thus, our cash from operations will be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies will be reduced. Our current loan with NXT Capital is secured by the Nathan Lane Building and the Commerce Street Building. If we are unable to make any payments under the loan or are found to be in default under the terms of the loan, the lender could foreclose on the properties. Any such default or foreclosure would have a material adverse effect on our financial condition and results of operations. In addition, provisions under the loan require that net proceeds from the sale of certain properties be applied against the outstanding balance of the respective loan up to a disclosed release price prior to funding any capital requirements, operating needs of the portfolio, or distributions to investors.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2011. Wells VAF I's results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$7,281,349	$7,281,349
Building and improvements, less accumulated depreciation of $6,248,717 and $5,740,531 as of March 31, 2012 and December 31, 2011, respectively	40,480,231	40,543,466
Intangible lease assets, less accumulated amortization of $2,136,799 and $2,021,328 as of March, 31, 2012 and December 31, 2011, respectively	1,155,554	1,271,025
Construction in progress	—	160,940
Total real estate assets	48,917,134	49,256,780

Cash and cash equivalents	2,929,572	2,963,396
Tenant receivables	2,600,931	2,593,389
Other assets	1,373,609	1,688,101
Deferred financing costs, less accumulated amortization of $517,382 and $413,874 as of March 31, 2012 and December 31, 2011, respectively	724,555	828,063
Intangible lease origination costs, less accumulated amortization of $1,821,014 and $1,723,048 as of March 31, 2012 and December 31, 2011, respectively	798,295	896,261
Deferred leasing costs, less accumulated amortization of $656,746 and $599,672 as of March 31, 2012 and December 31, 2011, respectively	2,254,168	2,349,390
Total assets	$59,598,264	$60,575,380

Liabilities:
Note payable	$19,237,786	$19,237,786
Accounts payable, accrued expenses and accrued capital expenditures	1,235,020	1,540,206
Due to affiliates	55,187	39,224
Deferred income	523,087	491,706
Intangible lease liabilities, less accumulated amortization of $255,139 and $241,923 as of March 31, 2012 and December 31, 2011, respectively	131,333	144,549
Total liabilities	21,182,413	21,453,471

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	38,415,851	39,121,909
Total liabilities and members' capital	$59,598,264	$60,575,380
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$1,332,097	$1,162,051
Tenant reimbursements	631,674	360,806
Total revenues	1,963,771	1,522,857
Expenses:
Property operating costs	1,027,236	958,116
Asset and property management fees:
Related-party	152,680	124,263
Other	19,513	14,879
Depreciation	508,186	445,553
Amortization	273,850	258,341
General and administrative expenses	232,297	216,315
Total expenses	2,213,762	2,017,467
Real Estate Operating Loss	(249,991)	(494,610)

Other Expense:
Interest expense	(456,067)	(449,184)
Net Loss	(706,058)	(943,794)

Net Loss per Weighted-Average Share of Investor Members' Interests	$(13.62)	$(18.20)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2010	$959,727	51,854	$41,308,049	$42,267,776

Net loss	—	—	(3,145,867)	(3,145,867)
Members' Capital as of December 31, 2011	959,727	51,854	38,162,182	39,121,909

Net loss	—	—	(706,058)	(706,058)
Members' Capital as of March 31, 2012	$959,727	51,854	$37,456,124	$38,415,851
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(706,058)	$(943,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	508,186	445,553
Amortization of deferred financing costs	103,508	103,414
Other amortization	295,443	275,870
Changes in assets and liabilities:
Increase in tenant receivables	(7,542)	(309,018)
Decrease in other assets	314,492	888,393
Decrease in accounts payable and accrued expenses	(288,260)	(10,033)
Increase in due to affiliates	15,963	2,066
Increase (decrease) in deferred income	31,381	(99,277)
Net cash provided by operating activities	267,113	353,174

Cash Flows from Investing Activities:
Investment in real estate	(300,937)	—
Due from other assets for investing activities	—	(21,689)
Net cash used in investing activities	(300,937)	(21,689)

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(144,460)
Proceeds from note payable	—	140,431
Net cash used in financing activities	—	(4,029)
Net (Decrease) Increase in Cash and Cash Equivalents	(33,824)	327,456

Cash and Cash Equivalents, beginning of period	2,963,396	2,153,542
Cash and Cash Equivalents, end of period	$2,929,572	$2,480,998

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$—	$218,452
Payment of deferred leasing costs funded with deposit accounts included in other assets	$—	$36,654
Accrued capital expenditures	$144,504	$14,495
Accrued deferred financing costs	$—	$7,265
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

1.	ORGANIZATION AND BUSINESS
Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I") was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination.
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
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
March 31, 2012
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%
3. Parkway at Oak Hill Buildings(1) Two separate two-story office buildings located in Austin, Texas	94%
(1) These buildings were sold in May 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of WIM, Wells VAF I's manager, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2011.
Allocation of Purchase Price of Acquired Assets
As of March 31, 2012 and December 31, 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(203,675)	(1,933,124)	(1,821,014)	(255,139)
Net	$154,296	$1,001,258	$798,295	$131,333

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549
During the three months ended March 31, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended March 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9,258	$106,213	$97,966	$13,216
2011	$9,258	$106,212	$97,966	$13,217
The remaining net intangible assets and liabilities balances as of March 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$27,774	$318,635	$293,898	$39,650
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,426	81,558	47,375	9,674
Thereafter	—	15,698	—	—
	$154,296	$1,001,258	$798,295	$131,333
Weighted-Average Amortization Period	4 years	3 years	2 years	3 years

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
Wells VAF I applies the provisions of the accounting standard for fair value measurements and disclosures to the estimations of fair value of its debt instruments. The fair values of Wells VAF I's debt instruments, classified under Level 2, were estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. See Note 3 regarding specific terms of the NXT Loan.

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund property operating costs, tenant improvement projects, and future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of March 31, 2012 and December 31, 2011.
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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells VAF I for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on Wells VAF I's financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 was effective for Wells VAF I for the interim period beginning January 1, 2012, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred. The adoption of ASU 2011-05 has not had a material impact on Wells VAF I's financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). As of March 31, 2012, the outstanding balance on the NXT Loan was approximately $19.2 million. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.75% or (ii) 7.25%. As of March 31, 2012, the NXT Loan was secured by the Nathan Lane Building, the Commerce Street Building, and the Parkway at Oak Hill Buildings. Except as permitted with respect to a partial release, Wells VAF I may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. At closing, $19 million was funded by NXT Capital, $10 million remained available for costs and expenses incurred in connection with certain future tenant improvements and leasing commissions approved by NXT Capital, and $1 million was reserved by NXT Capital for the payment of monthly interest on the loan (the "Interest Reserve"). The NXT Loan requires monthly interest-only payments from Wells VAF I's net cash flow. To the extent net cash flow is insufficient to fully cover the payment of accrued interest, funds remaining in the Interest Reserve will be disbursed to pay such difference. If no funds remain in the Interest Reserve, any amounts in excess of net cash flow must be funded with Wells VAF I's own funds. Please refer to Note 8 "Subsequent Event" for further explanation regarding the repayment of the outstanding balance of the NXT Loan in May 2012.
As of March 31, 2012, the NXT Loan incurred interest at a rate of 7.25%. Wells VAF I paid cash for interest expense on its notes payable of approximately $353,000 and $346,000 during the three months ended March 31, 2012 and 2011, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Administrative reimbursements(1)	$129,048	$92,790
Asset management fees(1)	118,950	106,781
Property management fees(1)	33,730	17,482
Construction management fees(2)	—	441
Total	$281,728	$217,494

(1)	Administrative reimbursements, asset management fees, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.
Due to Affiliates
As of March 31, 2012 and December 31, 2011, due to affiliates was comprised of the following items:

	March 31, 2012	December 31, 2011
Administrative reimbursements and bill-backs	$43,418	$29,417
Property management fees	11,769	9,807
	$55,187	$39,224
WIM's affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.
Operational Dependency
Wells VAF I has engaged WIM, WRES, and Wells Management to provide certain services essential to Wells VAF I, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities for Wells VAF I, including accounting services, investor member communications, and investor relations. As a result of these relationships, Wells VAF I's operations are dependent upon WIM, WRES, and Wells Management.
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
Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of March 31, 2012, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.

6.	ECONOMIC DEPENDENCY
Wells VAF I is dependent upon the ability of its current tenants to pay their contractual base rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on Wells VAF I's results of operations. Wells VAF I is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing Wells VAF I's tenants from paying contractual rents could result in a material adverse impact on its results of operations.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including the following:

Building	Tenant	Tenant Allowance Obligation as of March 31, 2012
Parkway at Oak Hill Buildings	Wells Fargo Bank, N.A.	$0.2 million

In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of March 31, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. Further, Wells VAF I is contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of March 31, 2012, Wells VAF I's remaining retail lease obligation was approximately $13,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

8.	SUBSEQUENT EVENT
Disposition of the Parkway at Oak Hill Buildings
On May 9, 2012, Wells VAF I sold the Parkway at Oak Hill Buildings to an unrelated third party for a gross sales price of $31,300,000, exclusive of adjustments and closing costs. As a result of the sale, Wells VAF I recognized a gain of approximately $5.6 million and received net sale proceeds of approximately $30.5 million, of which $19.2 million was applied against the outstanding NXT Loan balance. These amounts may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2011.
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of May 10, 2012, we owned interests in two properties.

Portfolio Overview
Summary information relating to our properties is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade Communication Systems, Inc. and Stanley Convergent Security Systems, Inc.

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 85% leased to two tenants, Country Music Television, Inc. ("CMT") and Tennessee Information Consortium. The major lease to CMT for approximately 76% extends through May 2013. Our fee-simple interest in the Commerce Street Building is subject to a reciprocal easement lease through December 31, 2083.

•
The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and were approximately 94% leased to seven tenants. On May 9, 2012, we sold the Parkway at Oak Hill Buildings to an unrelated third party for a gross sale price of approximately $31,300,000, exclusive of adjustments and closing costs. The disposition resulted in net sale proceeds of approximately $30.5 million and a gain on sale of approximately $5.6 million.

Liquidity and Capital Resources
Overview
During the period from September 2005 through September 2008, we raised funds through the sale of shares of investor member interests under our private placement offering, and we used substantially all offering proceeds, net of offering costs, and other expenses, to acquire real properties and to fund certain re-leasing costs and capital improvements. We expect that our primary source of future cash flows will be cash generated from the operations of our properties, the remaining availability on the NXT Loan, and net proceeds from the sale of our properties.
Our operating strategy entails funding expenditures related to the recurring operations of the properties with operating cash flows, assessing the amount of operating cash flows and proceeds from the NXT Loan that will be required to fund future re-leasing costs and other capital improvements, and distributing residual operating cash flows to our investor members. We continue to carefully monitor market conditions and their impact on our earnings, our cash flows, and future distributions to investor members.
We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. As of March 31, 2012, the outstanding balance on the NXT Loan was $19.2 million, which was repaid on May 9, 2012 in connection with the disposition of the Parkway at Oak Hill Buildings. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at the greater of (i) one-month LIBOR plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building and the Commerce Street Building. Following the repayment of the outstanding balance n May 9, 2012, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan requires monthly interest-only payments from our net cash flow. Except as permitted with respect to a partial release, we may prepay the NXT Loan in full, but not in part, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid.
Short-Term Liquidity and Capital Resources
During the three months ended March 31, 2012, we generated net operating cash flows of approximately $0.3 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses. In order to fund future capital expenditures and re-leasing costs for our properties, we continued to withhold distributions to our investor members for the three months ended March 31, 2012.
During the three months ended March 31, 2012, we invested approximately $0.3 million in real estate utilizing cash on hand.
We expect to utilize the residual cash balance on hand as of March 31, 2012 of approximately $2.9 million to satisfy current liabilities and the net proceeds from the sale of the Parkway at Oak Hill Buildings and remaining availability on the NXT Loan to fund anticipated re-leasing costs and capital expenditures. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.

Long-Term Liquidity and Capital Resources
Our offering of investor member interests terminated on September 15, 2008. Substantially all equity proceeds raised from the sale of investor member interests were used to fund property acquisitions. As such, we expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, the remaining availability on the NXT Loan, and net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any outstanding indebtedness, and repayment of outstanding borrowings.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of future third-party borrowings. To the extent our properties continue to remain partially vacant, increased property operating expenses and asset and property management fees may reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings will be used to fund certain re-leasing costs and capital expenditures for our existing properties.
Contractual Commitments and Contingencies
We are contractually committed to repay the NXT Loan in full, along with any accrued and unpaid interest by December 16, 2013. As of March 31, 2012, we owed $19.2 million on the NXT Loan. On May 9, 2012, in connection with the disposition of the Parkway at Oak Hill Buildings, we fully repaid the outstanding balance of the NXT Loan.
In addition, we are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of March 31, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. Further, we are contractually obligated to pay certain retail lease rental expenses at the Commerce Street Building through June 30, 2012. As of March 31, 2012, our remaining retail lease obligation was approximately $13,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.
Results of Operations
Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2012
Rental income increased from $1,162,051 for the three months ended March 31, 2011 to $1,332,097 for the three months ended March 31, 2012, primarily due to an increase in occupancy at the Parkway at Oak Hill Buildings and the Commerce Street Building. We expect future rental income to decrease, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.
Tenant reimbursements increased from $360,806 for the three months ended March 31, 2011 to $631,674 for the three months ended March 31, 2012, primarily as a result of an increase in occupancy and the expiration of rental and reimbursement abatement periods at the Parkway at Oak Hill Buildings. We expect future tenant reimbursements to decrease, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.
Property operating costs increased from $958,116 for the three months ended March 31, 2011 to $1,027,236 for the three months ended March 31, 2012, primarily due to an increase in occupancy at the Parkway at Oak Hill Buildings and the Commerce Street Building. We expect future property operating costs to decrease, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.
Asset and property management fees increased from $139,142 for the three months ended March 31, 2011 to $172,193 for the three months ended March 31, 2012, primarily due to an increase in the gross value of our remaining real estate assets in connection with the 2011 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Please refer to Note 5 - "Related-Party Transactions" for additional details. We anticipate asset and property management fees to decrease, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.
Depreciation expense increased from $445,553 for the three months ended March 31, 2011 to $508,186 for the three months ended March 31, 2012, primarily as a result of tenant improvements completed in connection with leases executed at the Commerce Street Building and the Parkway at Oak Hill Buildings. We expect future depreciation expense to decrease, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.
Amortization expense increased slightly from $258,341 for the three months ended March 31, 2011 to $273,850 for the three months ended March 31, 2012, primarily as a result of deferred leasing costs incurred in connection with leases executed at the Commerce Street Building and the Parkway at Oak Hill Buildings. We expect future amortization expense to decrease, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.

General and administrative expenses increased from $216,315 for the three months ended March 31, 2011 to $232,297 for the three months ended March 31, 2012, primarily due to an increase in the overhead administrative costs allocated to Wells VAF I during the first quarter of 2012. We expect future general and administrative expenses to decrease slightly, as compared to the first quarter of 2012, as a result of the disposition of the Parkway at Oak Hill Buildings.
Interest expense remained relatively stable at $449,184 for the three months ended March 31, 2011 to $456,067 for the three months ended March 31, 2012. We expect future interest expense to decrease, as compared to the first quarter of 2012, as a result of the full repayment of the NXT loan balance in the second quarter of 2012 in connection with the disposition of the Parkway at Oak Hill Buildings.
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

As of March 31, 2012 and December 31, 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(203,675)	(1,933,124)	(1,821,014)	(255,139)
Net	$154,296	$1,001,258	$798,295	$131,333

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549

During the three months ended March 31, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended March 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9,258	$106,213	$97,966	$13,216
2011	$9,258	$106,212	$97,966	$13,217
The remaining net intangible assets and liabilities balances as of March 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$27,774	$318,635	$293,898	$39,650
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,426	81,558	47,375	9,674
Thereafter	—	15,698	—	—
	$154,296	$1,001,258	$798,295	$131,333
Weighted-Average Amortization Period	4 years	3 years	2 years	3 years
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
Related-Party Transactions and Agreements
Transactions and Agreements
We have entered into agreements with WIM, Wells Management, and WRES whereby we pay certain fees and expense reimbursements to WIM, Wells Management, and WRES for asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and we incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants' motion for summary judgment is currently pending before the Court.
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
Commitments and Contingencies
Wells VAF I is not subject to any material litigation, nor to management's knowledge is any material litigation currently threatened against Wells VAF I. We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 of our accompanying financial statements for further explanation.

Subsequent Event
Disposition of the Parkway at Oak Hill Buildings
On May 9, 2012, we sold the Parkway at Oak Hill Buildings to an unrelated third party for a gross sales price of $31,300,000, exclusive of adjustments and closing costs. As a result of the sale, we recognized a gain of approximately $5.6 million and received net sale proceeds of approximately $30.5 million, of which $19.2 million was applied against the outstanding NXT Loan balance. These amounts may be adjusted as additional information becomes available in subsequent periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Wells VAF I has omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, it is not required to provide such information.

ITEM 4.	CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

May 15, 2012		/s/ DOUGLAS P. WILLIAMS
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

10.1*		Purchase and Sale Agreement by and between Wells VAF - Parkway at Oak Hill, LLC and Rorasa, Inc. dated as of March 12, 2012

10.2*		First Amendment to Purchase and Sale Agreement by and between Wells VAF - Parkway at Oak Hill, LLC and Rorasa, Inc. dated as of April 2, 2012

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

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase.

101.LAB**		XBRL Taxonomy Extension Label Linkbase.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase.

	*	Filed herewith.
	**	Furnished with this Form 10-Q, but not filed under the Exchange Act