Form 10-Q
period 2012-06-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2012-08-10
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2012, there were 51,854 shares of investor member interests outstanding.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Although we currently have no outstanding loan obligations, we have the ability to utilize debt financing from third parties to fund re-leasing costs, capital expenditures, and operating costs of the portfolio. If we do incur additional debt, our cash from operations would be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies would be reduced. Our current loan with NXT Capital is secured by the Nathan Lane Building and the Commerce Street Building. Should we draw on the remaining availability of our current loan and we are unable to make any payments under the loan or are found to be in default under the terms of the loan, the lender could foreclose on the properties. Any such default or foreclosure would have a material adverse effect on our financial condition and results of operations. In addition, provisions under the loan require that net proceeds from the sale of certain properties be applied against the outstanding balance of the respective loan up to a disclosed release price prior to funding any capital requirements, operating needs of the portfolio, or distributions to investors.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2011. Wells VAF I's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$3,780,435	$7,281,349
Building and improvements, less accumulated depreciation of $3,574,284 and $5,740,531 as of June 30, 2012 and December 31, 2011, respectively	22,520,314	40,543,466
Intangible lease assets, less accumulated amortization of $2,252,269 and $2,021,328 as of June 30, 2012 and December 31, 2011, respectively	1,040,084	1,271,025
Construction in progress	—	160,940
Total real estate assets	27,340,833	49,256,780

Cash and cash equivalents	6,872,124	2,963,396
Tenant receivables	677,822	2,593,389
Other assets	401,316	1,688,101
Deferred financing costs, less accumulated amortization of $620,890 and $413,874 as of June 30, 2012 and December 31, 2011, respectively	621,047	828,063
Intangible lease origination costs, less accumulated amortization of $1,918,981 and $1,723,048 as of June 30, 2012 and December 31, 2011, respectively	700,328	896,261
Deferred leasing costs, less accumulated amortization of $327,378 and $599,672 as of June 30, 2012 and December 31, 2011, respectively	735,466	2,349,390
Total assets	$37,348,936	$60,575,380

Liabilities:
Note payable	$—	$19,237,786
Accounts payable, accrued expenses and accrued capital expenditures	303,771	1,540,206
Due to affiliates	48,653	39,224
Deferred income	209,805	491,706
Intangible lease liabilities, less accumulated amortization of $268,356 and $241,923 as of June 30, 2012 and December 31, 2011, respectively	118,116	144,549
Total liabilities	680,345	21,453,471

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	36,668,591	39,121,909
Total liabilities and members' capital	$37,348,936	$60,575,380
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$783,165	$722,625	$1,556,021	$1,444,484
Tenant reimbursements	332,961	311,489	635,692	574,076
Total revenues	1,116,126	1,034,114	2,191,713	2,018,560
Expenses:
Property operating costs	639,417	605,233	1,299,751	1,263,008
Asset and property management fees:
Related-party	74,696	72,122	149,405	143,701
Other	10,714	13,684	30,216	28,563
Depreciation	212,501	191,862	423,950	383,152
Amortization	219,300	215,914	438,600	431,825
General and administrative expenses	159,949	131,642	352,994	315,024
Total expenses	1,316,577	1,230,457	2,694,916	2,565,273
Real Estate Operating Loss	(200,451)	(196,343)	(503,203)	(546,713)

Other Expense:
Interest expense	(258,479)	(455,460)	(714,546)	(904,644)
Loss from Continuing Operations	(458,930)	(651,803)	(1,217,749)	(1,451,357)

Discontinued Operations:
Operating income (loss)	77,569	(134,475)	130,330	(278,715)
Gain from disposition	5,634,101	—	5,634,101	—
Income (Loss) from Discontinued Operations	5,711,670	(134,475)	5,764,431	(278,715)
Net Income (Loss)	$5,252,740	$(786,278)	$4,546,682	$(1,730,072)

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(8.85)	$(12.57)	$(23.48)	$(27.99)
Income (loss) from discontinued operations	110.15	(2.59)	111.17	(5.37)
Net income (loss) per weighted-average share of members' interests	$101.30	$(15.16)	$87.69	$(33.36)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2010	$959,727	51,854	$41,308,049	$42,267,776

Net loss	—	—	(3,145,867)	(3,145,867)
Members' Capital as of December 31, 2011	959,727	51,854	38,162,182	39,121,909

Net income	—	—	4,546,682	4,546,682
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of June 30, 2012	$959,727	51,854	$35,708,864	$36,668,591
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$4,546,682	$(1,730,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(5,634,101)	—
Depreciation	798,614	897,363
Amortization of deferred financing costs	207,016	206,859
Other amortization	557,512	563,949
Changes in assets and liabilities:
Increase in tenant receivables	(80,889)	(436,762)
Decrease in other assets	1,286,785	1,524,926
(Decrease) increase in accounts payable and accrued expenses	(887,574)	119,323
Increase in due to affiliates	9,429	5,365
Decrease in deferred income	(281,901)	(173,556)
Net cash provided by operating activities	521,573	977,395

Cash Flows from Investing Activities:
Net proceeds from sale of real estate assets	30,456,527	—
Investment in real estate	(639,208)	—
Due from other assets for investing activities	—	(57,831)
Net cash provided by (used in) investing activities	29,817,319	(57,831)

Cash Flows from Financing Activities:
Deferred financing costs paid	(192,378)	(150,320)
Proceeds from note payable	—	237,786
Repayment of note payable	(19,237,786)	—
Distributions paid to members	(7,000,000)	—
Net cash (used in) provided by financing activities	(26,430,164)	87,466
Net Increase in Cash and Cash Equivalents	3,908,728	1,007,030

Cash and Cash Equivalents, beginning of period	2,963,396	2,153,542
Cash and Cash Equivalents, end of period	$6,872,124	$3,160,572

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$—	$372,372
Payment of deferred leasing costs funded with deposit accounts included in other assets	$—	$59,002
Accrued capital expenditures	$4,947	$11,400
Accrued deferred financing costs	$—	$2,378
Accrued deferred leasing costs	$—	$7,431
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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
Wells VAF I's investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its remaining portfolio.
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
June 30, 2012
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%
3. Parkway at Oak Hill Buildings(1) Two separate two-story office buildings located in Austin, Texas	—
(1) These buildings were sold in May 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of June 30, 2012 and December 31, 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(212,931)	(2,039,338)	(1,918,981)	(268,356)
Net	$145,040	$895,044	$700,328	$118,116

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549
During the three months ended June 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9,258	$106,212	$97,967	$13,217
2011	$9,258	$106,213	$97,967	$13,216

During the six months ended June 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the six months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	18,516	212,425	195,933	26,433
2011	18,516	212,425	195,933	26,433

The remaining net intangible assets and liabilities balances as of June 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$18.516	$212.425	$195.933	$26.433
2013	37.032	269.233	229.612	35.573
2014	37.032	158.067	113.705	23.218
2015	37.032	158.067	113.705	23.218
2016	15.428	81.558	47.373	9.674
2017	—	15.694	—	—
	$145,040	$895,044	$700,328	$118,116
Weighted-Average Amortization Period	4 years	3 years	2 years	3 years

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
Wells VAF I applies the provisions of the accounting standard for fair value measurements and disclosures to the estimations of fair value of its debt instruments. The fair value of Wells VAF I's debt instruments as of December 31, 2011, classified under Level 2, was estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of the respective reporting date.

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of June 30, 2012 and December 31, 2011.
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
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). Following the repayment of the outstanding balance in May 2012 in connection with the disposition of the Parkway at Oak Hill Buildings, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.25% or (ii) 7.25%. As of June 30, 2012, the NXT Loan was secured by the Nathan Lane Building and the Commerce Street Building.
Wells VAF I paid cash for interest expense on its note payable of approximately $155,000 and $352,000 during the three months ended June 30, 2012 and 2011, respectively, and approximately $508,000 and 698,000 during the six months ended June 30, 2012 and 2011. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Under the terms of the Advisory Agreement, Wells VAF I incurs the following fees and reimbursements payable to WIM:

•
Monthly asset management fees equal to one-twelfth of 0.75% of the gross value of Wells VAF I's real estate assets, as determined and approved in good faith and consistent with applicable fiduciary duties by the investment committee of Wells VAF I. Any portion of the asset management fee may be deferred upon WIM's request and paid in a subsequent month or year. In connection with the disposition of the Parkway at Oak Hill Buildings, our investment committee approved a revised determination of gross asset value of the assets under management in May 2012 for purposes of calculating the annual asset management fee effective in June 2012.

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
Property Management Agreements
On February 20, 2010, Wells VAF I executed an initial management agreement with Wells Real Estate Services, LLC ("WRES") to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (the "Parkway Management Agreement"), which was effective retroactive to February 20, 2010. Upon the disposition of the Parkway at Oak Hill Buildings in May 2012, this agreement was terminated. Pursuant to the Parkway Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses could have included wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis.
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and six months ended June 30, 2012 and 2011, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Administrative reimbursements(1)	$117,875	$101,635	$246,924	$194,426
Asset management fees(1)	99,575	106,781	218,525	213,563
Disposition fee(1)	78,250	—	78,250	—
Property management fees(1)	25,957	17,364	59,687	34,845
Construction management fees(2)	—	—	—	441
Total	$321,657	$225,780	$603,386	$443,275

(1)	Administrative reimbursements, asset management fees, disposition fees, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.
Due to Affiliates
As of June 30, 2012 and December 31, 2011, due to affiliates was comprised of the following items:

	June 30, 2012	December 31, 2011
Administrative reimbursements and bill-backs	$36,274	$29,417
Property management fees	12,379	9,807
	$48,653	$39,224
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
Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of June 30, 2012, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
7.        DISCONTINUED OPERATIONS
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Parkway at Oak Hill Buildings, which were sold on May 9, 2012, as discontinued operations in the accompanying statements of operations. The Parkway at Oak Hill Buildings were sold for a gross sales price of $31.3 million, exclusive of adjustments and closing costs, and generated net sale proceeds of approximately $30.5 million. The details comprising income (loss) from discontinued operations are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$235,114	$421,401	$794,355	$861,593
Tenant reimbursements	293,191	187,031	622,134	285,250
Total revenues	528,305	608,432	1,416,489	1,146,843

Expenses:
Property operating costs	228,169	345,388	595,071	645,729
Asset and property management fees:
Related-party	50,836	52,023	128,807	104,707
Other	—	—	11	—
Depreciation	77,927	259,948	374,664	514,211
Amortization	22,876	54,635	77,426	97,065
General and administrative expenses	70,928	30,913	110,180	63,846
Total expenses	450,736	742,907	1,286,159	1,425,558
Operating Income (Loss)	77,569	(134,475)	130,330	(278,715)
Gain on disposition	5,634,101	—	5,634,101	—
Income (Loss) from Discontinued Operations	$5,711,670	$(134,475)	$5,764,431	$(278,715)

8.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of June 30, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of July 31, 2012, we owned interests in two properties.
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

•
The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and sold to an unrelated third-party on May 9, 2012 for a gross sales price of $31.3 million, exclusive of adjustments and closing costs. The disposition resulted in net sale proceeds of approximately $30.5 million, of which $19.2 million was used to repay the outstanding balance on the NXT loan, and a gain of approximately $5.6 million. These buildings were 94% leased to seven tenants at the time of its disposition.

During the six months ended June 30, 2012, we distributed $7.0 million in connection with the disposition of the Parkway at Oak Hill Buildings to investor members.
Liquidity and Capital Resources
Overview
During the period from September 2005 through September 2008, we raised funds through the sale of shares of investor member interests under our private placement offering, and we used substantially all offering proceeds, net of offering costs, and other expenses, to acquire real properties and to fund certain re-leasing costs and capital improvements. We expect that our primary source of future cash flows will be cash generated from the operations of our properties, the remaining availability on the NXT Loan, and net proceeds from the sale of our remaining properties.
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
We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. Following the repayment of the outstanding balance in May 2012 in connection with the disposition of the Parkway at Oak Hill Buildings, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at the greater of (i) one-month LIBOR plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building and the Commerce Street Building. The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent there is an outstanding balance on the NXT Loan, we may prepay the balance in full, but not in part, except as permitted with respect to a partial release, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid.
Short-Term Liquidity and Capital Resources
During the six months ended June 30, 2012, we generated net operating cash flows of approximately $0.5 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses.
During the six months ended June 30, 2012, we invested cash on hand of approximately $0.6 million in real estate. During the six months ended June 30, 2012, we received net sale proceeds of approximately $30.5 million from the disposition of the Parkway at Oak Hill Buildings. We utilized these proceeds to repay the outstanding balance on the NXT loan of approximately $19.2 million, distribute $7.0 million to our investor members, and fund deferred financing costs of approximately $192,000 related to the exit fee on the NXT Loan. We reserved the remainder of the proceeds in order to fund future capital expenditures and re-leasing costs for our remaining properties.
We expect to utilize the residual cash balance on hand as of June 30, 2012 of approximately $6.9 million and remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
Long-Term Liquidity and Capital Resources
We expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, the remaining availability on the NXT Loan, and net proceeds received from the sale of properties. We expect that our primary uses of capital will be for tenant and capital improvements, re-leasing costs, operating expenses, including interest expense on any future outstanding indebtedness, and repayment of such borrowings.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of any third-party borrowings. To the extent our properties continue to remain partially vacant, increased property operating expenses and asset and property management fees may reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings if necessary, would be used to fund certain re-leasing costs and capital expenditures for our existing properties.
Contractual Commitments and Contingencies
We are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of June 30, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse us for a portion of these rental expense obligations.
Results of Operations
Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2012
Rental income increased from $722,625 for the three months ended June 30, 2011 to $783,165 for the three months ended June 30, 2012, primarily due to an increase in occupancy at the Commerce Street Building. Absent future leasing or disposition activity, we expect future rental income to remain at a relatively similar level, as compared to the second quarter of 2012.
Tenant reimbursements increased slightly from $311,489 for the three months ended June 30, 2011 to $332,961 for the three months ended June 30, 2012, primarily as a result of an increase in occupancy at the Commerce Street Building and an increase in property operating costs, as further discussed below. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the second quarter of 2012.
Property operating costs increased slightly from $605,233 for the three months ended June 30, 2011 to $639,417 for the three months ended June 30, 2012, primarily due to an increase in occupancy at the Commerce Street Building and an increase in utility expenses at the Nathan Lane Building. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared to the second quarter of 2012.

Depreciation expense increased from $191,862 for the three months ended June 30, 2011 to $212,501 for the three months ended June 30, 2012, primarily as a result of tenant improvements completed in connection with leases executed at the Commerce Street Building. We expect future depreciation expense to remain at a relatively similar level, as compared to the second quarter of 2012.
General and administrative expenses increased from $131,642 for the three months ended June 30, 2011 to $159,949 for the three months ended June 30, 2012, primarily due to an increase in the overhead administrative costs allocated to our properties and increase in administrative costs related to reporting and regulatory requirements during the second quarter of 2012. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the second quarter of 2012.
Interest expense decreased from $455,460 for the three months ended June 30, 2011 to $258,479 for the three months ended June 30, 2012 due to the full repayment of the NXT loan balance in the second quarter of 2012. We expect future interest expense to continue to decrease, as compared to the second quarter of 2012, as a result of the full repayment of the NXT loan balance in the second quarter of 2012.
Income (loss) from discontinued operations increased from $(134,475) for the three months ended June 30, 2011 to $5,711,670 for the three months ended June 30, 2012, primarily as a result of recognizing a gain of approximately $5.6 million on the sale of the Parkway at Oak Hill Buildings in May 2012 and an increase in occupancy at the Parkway at Oak Hill Buildings prior to its disposition in May 2012. We expect income from discontinued operations to decrease, as compared to the second quarter of 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Our net income (loss) increased from $(786,278) for the three months ended June 30, 2011 to $5,252,740 for the three months ended June 30, 2012, primarily due to recognizing a gain of approximately $5.6 million on the sale of the Parkway at Oak Hill Buildings in May 2012. We expect net income to decrease, as compared to the second quarter of 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2012
Rental income increased from $1,444,484 for the six months ended June 30, 2011 to $1,556,021 for the six months ended June 30, 2012, primarily due to an increase in occupancy at the Commerce Street Building. Absent future leasing or disposition activity, we expect future rental income to remain at a relatively similar level, as compared to the six months ended June 30, 2012.
Tenant reimbursements increased from $574,076 for the six months ended June 30, 2011 to $635,692 for the six months ended June 30, 2012, primarily as a result of an increase in occupancy at the Commerce Street Building and an increase in property operating costs, as further discussed below. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the six months ended June 30, 2012.
Property operating costs increased slightly from $1,263,008 for the six months ended June 30, 2011 to $1,299,751 for the six months ended June 30, 2012, primarily due to an increase in occupancy at the Commerce Street Building and an increase in utility expenses at the Nathan Lane Building. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared to the six months ended June 30, 2012.
Asset and property management fees increased slightly from $172,264 for the six months ended June 30, 2011 to $179,621 for the six months ended June 30, 2012, primarily due to a slight increase in the gross value of our remaining real estate assets in connection with the 2011 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Please refer to Note 5 - "Related-Party Transactions" for additional details. Absent future disposition activity, we anticipate asset and property management fees to remain at a relatively similar level, as compared to the six months ended June 30, 2012.
Depreciation expense increased from $383,152 for the six months ended June 30, 2011 to $423,950 for the six months ended June 30, 2012, primarily as a result of tenant improvements completed in connection with leases executed at the Commerce Street Building. Absent future leasing or disposition activity, we expect future depreciation expense to remain at a relatively similar level, as compared to the six months ended June 30, 2012.
General and administrative expenses increased from $315,024 for the six months ended June 30, 2011 to $352,994 for the six months ended June 30, 2012, primarily due to an increase in the overhead administrative costs allocated to our properties and increase in administrative costs related to reporting and regulatory requirements during 2012. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the six months ended June 30, 2012.
Interest expense decreased $904,644 for the six months ended June 30, 2011 to $714,546 for the six months ended June 30, 2012, primarily due to the full repayment of the NXT loan balance in the second quarter of 2012. We expect future interest expense to continue to decrease as a result of the full repayment of the NXT loan balance in the second quarter of 2012.

Income (loss) from discontinued operations increased from $(278,715) for the six months ended June 30, 2011 to $5,764,431 for the six months ended June 30, 2012, primarily as a result of recognizing a gain of approximately $5.6 million on the sale of the Parkway at Oak Hill Buildings in May 2012 and an increase in occupancy at the Parkway at Oak Hill Buildings prior to its disposition in May 2012. We expect income from discontinued operations to decrease, as compared to the six months ended June 30, 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Our net income (loss) increased from $(1,730,072) for the six months ended June 30, 2011 to $4,546,682 for the six months ended June 30, 2012, primarily due to recognizing a gain of approximately $5.6 million on the sale of the Parkway at Oak Hill Buildings in May 2012. We expect net income to decrease, as compared to the six months ended June 30, 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
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
Real Estate Assets
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets are depreciated or amortized using the straight-line method over the following useful lives:

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
Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's ultimate fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.
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

As of June 30, 2012 and December 31, 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(212,931)	(2,039,338)	(1,918,981)	(268,356)
Net	$145,040	$895,044	$700,328	$118,116

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549

During the three months ended June 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9.258	$106.212	$97.967	$13.217
2011	$9.258	$106.213	$97.967	$13.216
During the six months ended June 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the six months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$18,516	$212,425	$195,933	$26,433
2011	$18,516	$212,425	$195,933	$26,433
The remaining net intangible assets and liabilities balances as of June 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$18.516	$212.425	$195.933	$26.433
2013	37.032	269.233	229.612	35.573
2014	37.032	158.067	113.705	23.218
2015	37.032	158.067	113.705	23.218
2016	15.428	81.558	47.373	9.674
2017	—	15.694	—	—
	$145.04	$895.044	$700.328	$118.116
Weighted-Average Amortization Period	4 years	3 years	2 years	3 years
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

August 10, 2012		/s/ DOUGLAS P. WILLIAMS
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

31.1**
Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***		XBRL Instance Document.

101.SCH***		XBRL Taxonomy Extension Schema.

101.CAL***		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***		XBRL Taxonomy Extension Definition Linkbase.

101.LAB***		XBRL Taxonomy Extension Label Linkbase.

101.PRE***		XBRL Taxonomy Extension Presentation Linkbase.

	*	Previously filed and incorporated herein by reference
	**	Filed herewith
	***	Furnished with this Form 10-Q, but not filed under the Exchange Act