Form 10-Q
period 2012-09-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2012-11-09
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2012, there were 51,854 shares of investor member interests outstanding.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2011. Wells VAF I's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$3,780,435	$7,281,349
Building and improvements, less accumulated depreciation of $3,786,786 and $5,740,531 as of September 30, 2012 and December 31, 2011, respectively	20,719,496	40,543,466
Intangible lease assets, less accumulated amortization of $2,367,739 and $2,021,328 as of September 30, 2012 and December 31, 2011, respectively	924,614	1,271,025
Construction in progress	52,000	160,940
Total real estate assets	25,476,545	49,256,780

Cash and cash equivalents	7,147,341	2,963,396
Tenant receivables	637,728	2,593,389
Other assets	443,132	1,688,101
Deferred financing costs, less accumulated amortization of $724,398 and $413,874 as of September 30, 2012 and December 31, 2011, respectively	517,539	828,063
Intangible lease origination costs, less accumulated amortization of $2,016,947 and $1,723,048 as of September 30, 2012 and December 31, 2011, respectively	602,362	896,261
Deferred leasing costs, less accumulated amortization of $365,124 and $599,672 as of September 30, 2012 and December 31, 2011, respectively	697,720	2,349,390
Total assets	$35,522,367	$60,575,380

Liabilities:
Note payable	$—	$19,237,786
Accounts payable, accrued expenses and accrued capital expenditures	417,103	1,540,206
Due to affiliates	68,205	39,224
Deferred income	234,527	491,706
Intangible lease liabilities, less accumulated amortization of $281,573 and $241,923 as of September 30, 2012 and December 31, 2011, respectively	104,899	144,549
Total liabilities	824,734	21,453,471

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	34,697,633	39,121,909
Total liabilities and members' capital	$35,522,367	$60,575,380
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$772,007	$742,378	$2,328,028	$2,186,862
Tenant reimbursements	320,294	314,338	955,986	888,415
Total revenues	1,092,301	1,056,716	3,284,014	3,075,277
Expenses:
Property operating costs	685,700	699,609	1,985,451	1,962,617
Asset and property management fees:
Related-party	74,368	72,467	223,773	216,168
Other	15,826	9,641	46,042	38,204
Depreciation	212,502	206,979	636,452	590,132
Amortization	219,300	220,283	657,900	652,108
Impairment loss	1,588,316	—	1,588,316	—
General and administrative expenses	161,397	137,048	514,391	452,073
Total expenses	2,957,409	1,346,027	5,652,325	3,911,302
Real Estate Operating Loss	(1,865,108)	(289,311)	(2,368,311)	(836,025)

Other Expense:
Interest and other income	—	47	—	47
Interest expense	(103,508)	(459,941)	(818,054)	(1,364,585)
Total Other Income (Expense)	(103,508)	(459,894)	(818,054)	(1,364,538)
Loss from Continuing Operations	(1,968,616)	(749,205)	(3,186,365)	(2,200,563)

Discontinued Operations:
Operating income (loss)	(2,342)	(5,176)	127,988	(283,890)
Gain from disposition	—	—	5,634,101	—
Income (Loss) from Discontinued Operations	(2,342)	(5,176)	5,762,089	(283,890)
Net Income (Loss)	$(1,970,958)	$(754,381)	$2,575,724	$(2,484,453)

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(37.96)	$(14.45)	$(61.45)	$(42.44)
Income (loss) from discontinued operations	(0.05)	(0.10)	111.12	(5.47)
Net income (loss) per weighted-average share of members' interests	$(38.01)	$(14.55)	$49.67	$(47.91)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2010	$959,727	51,854	$41,308,049	$42,267,776

Net loss	—	—	(3,145,867)	(3,145,867)
Members' Capital as of December 31, 2011	959,727	51,854	38,162,182	39,121,909

Net income	—	—	2,575,724	2,575,724
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of September 30, 2012	$959,727	51,854	$33,737,906	$34,697,633
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$2,575,724	$(2,484,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(5,634,101)	—
Depreciation	1,011,116	1,368,261
Amortization of deferred financing costs	310,524	310,367
Other amortization	795,477	847,723
Impairment loss	1,588,316	—
Changes in assets and liabilities:
Increase in tenant receivables	(40,795)	(884,808)
Decrease in other assets	1,244,969	2,091,796
(Decrease) increase in accounts payable and accrued expenses	(826,242)	569,147
Increase in due to affiliates	28,981	4,015
Decrease in deferred income	(257,179)	(129,439)
Net cash provided by operating activities	796,790	1,692,609

Cash Flows from Investing Activities:
Net proceeds from sale of real estate assets	30,456,527	—
Investment in real estate	(639,208)	—
Due from other assets for investing activities	—	(86,794)
Net cash provided by (used in) investing activities	29,817,319	(86,794)

Cash Flows from Financing Activities:
Deferred financing costs paid	(192,378)	(150,320)
Proceeds from note payable	—	237,786
Repayment of note payable	(19,237,786)	—
Distributions paid to members	(7,000,000)	—
Net cash (used in) provided by financing activities	(26,430,164)	87,466
Net Increase in Cash and Cash Equivalents	4,183,945	1,693,281

Cash and Cash Equivalents, beginning of period	2,963,396	2,153,542
Cash and Cash Equivalents, end of period	$7,147,341	$3,846,823

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$—	$430,518
Payment of deferred leasing costs funded with deposit accounts included in other assets	$—	$159,053
Accrued capital expenditures	$56,947	$425,157
Accrued deferred financing costs	$—	$2,378
Accrued deferred leasing costs	$—	$55,545
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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
Wells VAF I's investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its remaining portfolio and positioning the remaining properties for sale.
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
September 30, 2012
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

Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred. Wells VAF I is required to make subjective assessments as to the useful lives of its depreciable assets. Wells VAF I considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of Wells VAF I's assets by class are as follows:

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

In connection with recurring quarterly review processes, Wells VAF I evaluated the recoverability of the carrying value of the Commerce Street Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily due to management's strategy in shortening the estimated holding period of this asset in the third quarter of 2012. Accordingly, Wells VAF I reduced the carrying value of the Commerce Street Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,588,000 in the third quarter of 2012.

The fair value measurements used in these evaluations of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that Wells VAF I utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. The table below represents the detail of the adjustment recognized during the nine months ended September 30, 2012 using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Commerce Street Building	$11,144,756	$1,588,316	$9,556,440

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

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of September 30, 2012 and December 31, 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(222,189)	(2,145,550)	(2,016,947)	(281,573)
Net	$135,782	$788,832	$602,362	$104,899

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549
During the three months ended September 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9,258	$106,212	$97,966	$13,217
2011	$9,257	$106,212	$97,966	$13,217

During the nine months ended September 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the nine months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	27,774	318,637	293,899	39,650
2011	27,773	318,637	293,899	39,650
The remaining net intangible assets and liabilities balances as of September 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	9,258	106,213	97,967	13,216
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,428	81,558	47,373	9,674
2017	—	15,694	—	—
	$135,782	$788,832	$602,362	$104,899
Weighted-Average Amortization Period	4 years	2 years	2 years	2 years

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of September 30, 2012 and December 31, 2011.
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
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). Following the repayment of the outstanding balance in May 2012 in connection with the disposition of the Parkway at Oak Hill Buildings, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.25% or (ii) 7.25%. As of September 30, 2012, the NXT Loan was secured by the Nathan Lane Building and the Commerce Street Building.
Wells VAF I paid cash for interest expense on its note payable of $0 and approximately $356,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $508,000 and $1,054,000 during the nine months ended September 30, 2012 and 2011. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2012, the Advisory Agreement was renewed for a one-year term through September 14, 2013 upon terms identical to those in effect through September 14, 2012. Wells VAF I may terminate the Advisory Agreement upon 60 days' written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm's length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
Under the terms of the Advisory Agreement, Wells VAF I incurs the following fees and reimbursements payable to WIM:

•
Monthly asset management fees equal to one-twelfth of 0.75% of the gross value of Wells VAF I's real estate assets, as determined and approved in good faith and consistent with applicable fiduciary duties by the investment committee of Wells VAF I. Any portion of the asset management fee may be deferred upon WIM's request and paid in a subsequent month or year. In connection with the disposition of the Parkway at Oak Hill Buildings, the gross asset value of the assets under management was revised in May 2012 for purposes of calculating the annual asset management fee effective in June 2012.

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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and nine months ended September 30, 2012 and 2011, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Administrative reimbursements(1)	$120,710	$106,831	$367,634	$301,256
Asset management fees(1)	60,825	106,781	279,350	320,343
Disposition fee(1)	—	—	78,250	—
Property management fees(1)	13,543	27,624	73,230	62,470
Construction management fees(2)	—	6,977	—	7,418
Total	$195,078	$248,213	$798,464	$691,487

(1)	Administrative reimbursements, asset management fees, disposition fees, and property management fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.
Due to Affiliates
As of September 30, 2012 and December 31, 2011, due to affiliates was comprised of the following items:

	September 30, 2012	December 31, 2011
Administrative reimbursements and bill-backs	$64,060	$29,417
Property management fees	4,145	9,807
	$68,205	$39,224
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
Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM, WRES, and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of September 30, 2012, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$—	$399,127	$794,355	$1,260,720
Tenant reimbursements	—	330,838	622,134	616,087
Total revenues	—	729,965	1,416,489	1,876,807

Expenses:
Property operating costs	386	335,443	595,457	981,172
Asset and property management fees:
Related-party	—	61,938	128,807	166,645
Other	—	—	11	—
Depreciation	—	263,919	374,664	778,129
Amortization	—	43,186	77,426	140,251
General and administrative expenses	1,956	30,655	112,136	94,500
Total expenses	2,342	735,141	1,288,501	2,160,697
Operating Income (Loss)	(2,342)	(5,176)	127,988	(283,890)
Gain on disposition	—	—	5,634,101	—
Income (Loss) from Discontinued Operations	$(2,342)	$(5,176)	$5,762,089	$(283,890)

8.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of September 30, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio and positioning our remaining properties for sale. While we believe that we can complete our leasing efforts and sell the assets in the portfolio within our projected fund life of four to eight years after commencement of our private placement offering, we do acknowledge that current economic conditions and their impact on office market conditions may require that we hold individual assets longer than originally projected in order to achieve the best disposition pricing for our investor members. As of October 31, 2012, we owned interests in two properties.
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

During the nine months ended September 30, 2012, we distributed $7.0 million in connection with the disposition of the Parkway at Oak Hill Buildings to investor members.
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
Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2012, we generated net operating cash flows of approximately $0.8 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses.
During the nine months ended September 30, 2012, we invested cash on hand of approximately $0.6 million in real estate. During the nine months ended September 30, 2012, we received net sale proceeds of approximately $30.5 million from the disposition of the Parkway at Oak Hill Buildings. We utilized these proceeds to repay the outstanding balance on the NXT Loan of approximately $19.2 million, distribute $7.0 million to our investor members, and fund deferred financing costs of approximately $192,000 related to the exit fee on the NXT Loan. We reserved the remainder of the proceeds in order to fund future capital expenditures and re-leasing costs for our remaining properties.
We expect to utilize the residual cash balance on hand as of September 30, 2012 of approximately $7.1 million and remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining properties, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
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
Contractual Commitments and Contingencies
We are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of September 30, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse us for a portion of these rental expense obligations.
Results of Operations
Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2012
Rental income increased slightly from $742,378 for the three months ended September 30, 2011 to $772,007 for the three months ended September 30, 2012, primarily due to an increase in occupancy at the Commerce Street Building. Absent future leasing or disposition activity, we expect future rental income to remain at a relatively similar level through the second quarter of 2013; however, if we are unable to secure a suitable replacement tenant with similar lease terms for the Commerce Street Building in a timely manner (CMT's lease is currently scheduled to expire in May 2013), rental income would decline in future periods, as compared to the third quarter of 2012.
Tenant reimbursements increased slightly from $314,338 for the three months ended September 30, 2011 to $320,294 for the three months ended September 30, 2012, primarily as a result of an increase in property operating costs at the Nathan Lane Building, as further discussed below. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the third quarter of 2012.
Property operating costs decreased slightly from $699,609 for the three months ended September 30, 2011 to $685,700 for the three months ended September 30, 2012, primarily due to a decrease in utility expenses at the Commerce Street Building, partially offset by an increase in real estate taxes and utility expenses at the Nathan Lane Building. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared to the third quarter of 2012.
Asset and property management fees increased slightly from $82,108 for the three months ended September 30, 2011 to $90,194 for the three months ended September 30, 2012, primarily due to a slight increase in the gross value of our remaining real estate assets in connection with the 2011 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Please refer to Note 5 - "Related-Party Transactions" for additional details. Absent future disposition activity, we anticipate future asset and property management fees to remain at a relatively similar level, as compared to the third quarter of 2012.
Depreciation expense increased from $206,979 for the three months ended September 30, 2011 to $212,502 for the three months ended September 30, 2012, primarily as a result of tenant improvements completed in connection with leases executed at the Commerce Street Building. We expect future depreciation expense to remain at a relatively similar level, as compared to the third quarter of 2012.
Impairment loss increased from $0 for the three months ended September 30, 2011 to $1,588,316 for the three months ended September 30, 2012 as a result of recognizing a nonrecurring impairment loss at the Commerce Street Building due to management's strategy in shortening the estimated holding period of this asset in the third quarter of 2012.

General and administrative expenses increased from $137,048 for the three months ended September 30, 2011 to $161,397 for the three months ended September 30, 2012, primarily due to (i) an increase in the overhead administrative costs allocated to our portfolio and (ii) the increase in administrative costs related to reporting and regulatory requirements during the third quarter of 2012. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the third quarter of 2012.

Interest expense decreased from $459,941 for the three months ended September 30, 2011 to $103,508 for the three months ended September 30, 2012 due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continue to incur non-cash interest expense related to the amortization of deferred financing costs associated with NXT Loan since we still have the ability to draw on the remaining availability. We expect future interest expense to remain at a relatively similar level, as compared to the third quarter of 2012.
Our net (loss) increased from $(754,381) for the three months ended September 30, 2011 to $(1,970,958) for the three months ended September 30, 2012, primarily due recognizing a nonrecurring impairment loss at the Commerce Street Building in the third quarter of 2012, partially offset by a decrease in interest expense from the full repayment of the NXT Loan balance in the second quarter of 2012. Absent future leasing or disposition activity, we expect future net loss to decrease as a result of recognizing a nonrecurring impairment loss at the Commerce Street Building in the third quarter of 2012.
Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2012
Rental income increased from $2,186,862 for the nine months ended September 30, 2011 to $2,328,028 for the nine months ended September 30, 2012, primarily due to an increase in occupancy at the Commerce Street Building. Absent future leasing or disposition activity, we expect future rental income to remain at a relatively similar level through the second quarter of 2013; however, if we are unable to secure a suitable replacement tenant with similar lease terms for the Commerce Street Building in a timely manner (CMT's lease is currently scheduled to expire in May 2013), rental income would decline in future periods, as compared to the nine months ended September 30, 2012.
Tenant reimbursements increased from $888,415 for the nine months ended September 30, 2011 to $955,986 for the nine months ended September 30, 2012, primarily as a result of an increase in property operating costs at the Nathan Lane Building, as further discussed below. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the nine months ended September 30, 2012.
Property operating costs increased slightly from $1,962,617 for the nine months ended September 30, 2011 to $1,985,451 for the nine months ended September 30, 2012, primarily due to an increase in real estate taxes and utility expenses at the Nathan Lane Building, partially offset by a decrease in utility expenses at the Commerce Street Building. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared to the nine months ended September 30, 2012.

Asset and property management fees increased slightly from $254,372 for the nine months ended September 30, 2011 to $269,815 for the nine months ended September 30, 2012, primarily due to a slight increase in the gross value of our remaining real estate assets in connection with the 2011 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Please refer to Note 5 - "Related-Party Transactions" for additional details. Absent future disposition activity, we anticipate asset and property management fees to remain at a relatively similar level, as compared to the nine months ended September 30, 2012.
Depreciation expense increased from $590,132 for the nine months ended September 30, 2011 to $636,452 for the nine months ended September 30, 2012, primarily as a result of tenant improvements completed in connection with leases executed at the Commerce Street Building. Absent future leasing or disposition activity, we expect future depreciation expense to remain at a relatively similar level, as compared to the nine months ended September 30, 2012.
Impairment loss increased from $0 for the nine months ended September 30, 2011 to $1,588,316 for the nine months ended September 30, 2012 as a result of recognizing a nonrecurring impairment loss at the Commerce Street Building due to management's strategy in shortening the estimated holding period of this asset in the third quarter of 2012.

General and administrative expenses increased from $452,073 for the nine months ended September 30, 2011 to $514,391 for the nine months ended September 30, 2012, primarily due to (i) an increase in the overhead administrative costs allocated to our portfolio and (ii) the increase in administrative costs related to reporting and regulatory requirements during 2012. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the nine months ended September 30, 2012.
Interest expense decreased $1,364,585 for the nine months ended September 30, 2011 to $818,054 for the nine months ended September 30, 2012, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continue to incur non-cash interest expense related to the amortization of deferred financing costs associated with NXT Loan since we still have the ability to draw on the remaining availability. We expect future interest expense to continue to decrease as a result of the full repayment of the NXT Loan balance in the second quarter of 2012.
For the nine months ended September 30, 2011, our (loss) from discontinued operations of $(283,890) increased to income from discontinued operations of $5,762,089 for the nine months ended September 30, 2012, primarily as a result of recognizing a gain of approximately $5.6 million on the sale of the Parkway at Oak Hill Buildings in May 2012 and an increase in occupancy at the Parkway at Oak Hill Buildings prior to its disposition in May 2012. We expect future income from discontinued operations to decrease, as compared to the nine months ended September 30, 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
For the nine months ended September 30, 2011, our net (loss) of $(2,484,453) increased to net income of $2,575,724 for the nine months ended September 30, 2012, primarily due to (i) recognizing a gain of approximately $5.6 million on the sale of the Parkway at Oak Hill Buildings in May 2012, (ii) a decrease in interest expense from the full repayment of the NXT Loan balance in the second quarter of 2012, partially offset by (iii) recognizing a nonrecurring impairment loss at the Commerce Street Building in the third quarter of 2012. We expect future net income to decrease, as compared to the nine months ended September 30, 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
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
In the third quarter of 2012, we recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows based on management's strategy in shortening the estimated holding period of this asset in the third quarter of 2012.
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

As of September 30, 2012 and December 31, 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(222,189)	(2,145,550)	(2,016,947)	(281,573)
Net	$135,782	$788,832	$602,362	$104,899

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549
During the three months ended September 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9,258	$106,212	$97,966	$13,217
2011	$9,257	$106,212	$97,966	$13,217
During the nine months ended September 30, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the nine months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$27,774	$318,637	$293,899	$39,650
2011	$27,773	$318,637	$293,899	$39,650

The remaining net intangible assets and liabilities balances as of September 30, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$9,258	$106,213	$97,967	$13,216
2013	37,032	269,233	229,612	35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,428	81,558	47,373	9,674
2017	—	15,694	—	—
	$135,782	$788,832	$602,362	$104,899
Weighted-Average Amortization Period	4 years	2 years	2 years	2 years
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in- place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions  that are executed  more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term. We have determined that there has been no impairment in the carrying value of our intangible lease assets and liabilities to date.
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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

November 9, 2012		/s/ DOUGLAS P. WILLIAMS
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

101.INS**		XBRL Instance Document.

101.SCH**		XBRL Taxonomy Extension Schema.

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**		XBRL Taxonomy Extension Definition Linkbase.

101.LAB**		XBRL Taxonomy Extension Label Linkbase.

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase.

	*	Filed herewith
	**	Furnished with this Form 10-Q, but not filed under the Exchange Act