Form 10-K
period 2012-12-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2013-03-15
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the registrant’s shares of investor member interests, the registrant conducted a private placement offering of its shares of investor member interests that commenced on September 15, 2005 and terminated on September 15, 2008. Shares in its offering were sold at $1,000 per investor member interest, with discounts available for certain categories of purchasers. The number of shares of investor member interests held by non-affiliates as of June 30, 2012 was approximately 51,745.
As of February 28, 2013, there were 51,854 shares of investor member interests outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

•
The current economic conditions and their impact on office market conditions may require that we extend our fund life longer than originally projected in order to achieve better disposition pricing for our investor members.

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
General
Wells VAF I was organized as a Georgia limited liability company on July 15, 2005, for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members.  We intend to continue to focus on positioning our remaining properties for sale and dispose of the remaining assets in our portfolio this year, which is the final year of our projected fund life; however, we will evaluate offers to sell our remaining properties on an as-is basis. We can provide no guarantees, however, that our portfolio will be liquidated by December 2013 as our manager, in its discretion, may hold our remaining assets longer in order to achieve better returns for our investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination upon the dissolution and completion of the liquidation of Wells VAF I.

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

Our investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates, and/or benefiting from favorable market conditions. As of February 28, 2013, we owned two office buildings encompassing approximately 302,000 square feet, and we do not anticipate acquiring any additional properties. See Item 2, "Properties" for a more detailed description of our portfolio.

Wells VAF I is not a mutual fund and does not intend to register under the Investment Company Act of 1940.
Investment Objectives and General
We have invested primarily in commercial office real estate properties, principally Class-A type assets in primary and secondary markets in the United States, that provide opportunities for value enhancement through development, operations, re-leasing, property improvements, or other means. Class-A type assets are characterized by excellent location and access, high-quality construction materials and condition, and professional management. They are competitive with new buildings and attract high-quality tenants. We have invested in properties located across the United States in Plymouth, Minnesota; Pittsburgh, Pennsylvania; Nashville, Tennessee; and Austin, Texas. We have since disposed of our properties located in Pittsburgh, Pennsylvania and Austin, Texas.
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

Wells VAF I seeks to operate, improve, and otherwise enhance and dispose of its properties at a profit, within three to five years after completion of each acquisition, in a manner that achieves greater appreciation in value upon such dispositions and superior total returns to investors, than programs with a primary focus on current distributions of income. While we believe that we can complete our leasing efforts and sell the remaining assets in the portfolio this year, which is the final year of our projected fund life of four to eight years after commencement of our private placement offering, the current economic conditions and their impact on office market conditions have resulted in a decrease in leasing activity and volume, an increase in rental concessions, and a decline in effective rental rates, which has affected our ability to lease vacancies in our properties. In addition, disruptions and dislocations in the credit markets have negatively impacted transaction activity and made property dispositions within the near-term less attractive. These conditions have required that we hold individual assets longer than the three- to five-year period originally projected in order to achieve better disposition pricing for our investor members. The timing of the disposition of individual assets will depend on prevailing economic conditions, including when a stabilization of the credit markets occurs, as well as the recovery of the real estate markets in the geographic locations where we hold our properties. No assurances can be given that we will meet this projected time frame. Wells VAF I's investment objectives are:

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

Employees

Wells VAF I has no direct employees. The employees of Wells Management, the sole member of WIM, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the manager and its affiliates during the years ended December 31, 2012 and 2011.

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

Operational Dependency

We have engaged WIM and Wells Management to provide certain services essential to us, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services, investor member communications, and investor relations. As a result of these relationships, we are dependent upon WIM and Wells Management.

WIM and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. ("WREF"). The operations of Wells Capital, WIM, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF is largely dependent upon the amount of fees earned by affiliates of WIM and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
Economic Dependency

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
On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to continue to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Website Address

Access to copies of each of our filings with the SEC is available, free of charge, from our website at http://www.wellsref.com or through a link to the SEC website, http://www.sec.gov. These filings are available promptly after we file with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS
We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Overview
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2012	2011
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	45%
3. Commerce Street Building A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%	85%
4. Parkway at Oak Hill Buildings (Sold May 9, 2012) Two separate two-story office buildings located in Austin, Texas	—	94%

Lease Expirations
As of December 31, 2012, the lease expirations scheduled during the following 10 years and thereafter for our properties, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2016(1)	2	48,536	$728,384	27.1%	22.7%
2017(2)	1	44,846	778,956	25.0%	24.3%
2020(3)	1	86,017	1,695,716	47.9%	53.0%
	4	179,399	$3,203,056	100.0%	100.0%

(1)	Nathan Lane Building: Stanley Convergent Security Solutions, Inc. lease (approximately 37,400 square feet) and Commerce Street: Tennessee Information Consortium (approximately 11,100 square feet).

(2)	Nathan Lane Building: Brocade Communications Systems, Inc. lease (approximately 44,800 square feet)

(3)	Commerce Street Building: Country Music Television, Inc. lease (approximately 86,000 square feet).

Property Descriptions
The properties that we owned during the periods presented are further described below:

Nathan Lane Building
The Nathan Lane Building is a five-story office building containing approximately 184,000 rentable square feet located in Plymouth, Minnesota. The Nathan Lane Building was acquired on September 20, 2006. As of December 31, 2012, the Nathan Lane Building was 45% leased under lease agreements with Brocade Communications Systems, Inc. ("Brocade") (approximately 24%) and Stanley Convergent Security Solutions, Inc. ("Stanley") (approximately 21%). The original Brocade net lease for approximately 148,000 rentable square feet commenced on October 8, 1999, and expired on April 30, 2010. On October 20, 2009, we entered into a new lease agreement with Brocade, effective as of May 1, 2010, which (i) reduced Brocade's square footage from approximately 81% of the building to approximately 24% of the building; (ii) extended the lease term from April 30, 2010 to July 31, 2017; and (iii) provided for a three-month rental abatement period. Pursuant to the new lease agreement, Brocade no longer manages the Nathan Lane Building, and its annual base rent has increased from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. In addition to annual base rent, Brocade is also required to reimburse us for its pro rata share of all operating expenses and real estate taxes effective May 1, 2010. Brocade's annual base rent increases by approximately 3% annually effective May 1, 2011. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. As of December 31, 2012, the annual base rent payable under the current Brocade lease was approximately $672,000. The annualized rent payable in 2017 under the current Brocade lease will be approximately $779,000.

Stanley occupies approximately 37,400 rentable square feet of the Nathan Lane Building. The Stanley lease commenced on May 12, 2006, and expires on May 31, 2016. Effective May 1, 2010, Stanley began to reimburse for its pro rata share of the operating expenses and real estate taxes. Stanley has the right, at its option, to extend the initial term of its lease for two additional five-year periods. As of December 31, 2012, the annual base rent payable under the Stanley lease was approximately $487,000. The annualized base rent payable in 2016 under the Stanley lease will be approximately $524,000. The annualized base rent amounts for Brocade and Stanley are exclusive of rental abatement periods.

Commerce Street Building

The Commerce Street Building is a four-story office building containing a total of approximately 118,000 square feet, of which we own approximately 115,000 rentable square feet and two floors of a parking deck located in Nashville, Tennessee. The Commerce Street Building was acquired on December 14, 2007. As of December 31, 2012, the Commerce Street Building was 85% leased under lease agreements with Country Music Television, Inc. ("CMT") for approximately 76% and Tennessee Information Consortium for approximately 9%. We are currently marketing the property for disposition. The original lease agreement with CMT, which includes approximately 57,000 square feet, commenced on October 1, 2002, and expires on May 31, 2013. On August 1, 2005, CMT executed an amendment to its original lease agreement, increasing the square footage leased by an additional 29,000 square feet, which commenced on June 1, 2006, and also expires on May 31, 2013. On December 7, 2012, CMT exercised its option to extend the lease term on its leased space through May 31, 2020. In addition to annual base rent, CMT is required to reimburse its pro rata share of the operating expenses and real estate taxes that exceed base year expenses. In connection with the extension, CMT received a rent credit in the amount of approximately $296,800. In addition, CMT is entitled to a landlord-funded tenant allowance of approximately $602,200. The landlord is also required to complete certain building improvements, as defined in the amendment. The amendment allows CMT to reduce its square footage leased by up to approximately 28,700 square feet, the second floor of the building, effective May 31, 2018, by providing at least 12 months written notice and funding a payment to the landlord up to approximately $150,000, dependent upon the total reduction in square footage leased. CMT has the right, at its option, to extend the term of its lease for two additional five-year periods at 95% of the then-current market rental rate. As of December 31, 2012, the annual base rent payable under the current CMT lease was approximately $1,609,000. The annualized base rent payable in 2020 under the CMT lease will be approximately $1,696,000.
Tennessee Information Consortium occupies approximately 11,100 rentable square feet of the Commerce Building. The Tennessee Information Consortium lease, which commenced on September 1, 2011, and expires on August 31, 2016, provided for a three-month rental abatement period. In addition to annual base rent, Tennessee Information Consortium is required to reimburse its pro rata share of the operating expenses and real estate taxes that exceed base year expenses. As of December 31, 2012, the annual base rent payable under the Tennessee Information Consortium lease was approximately $193,000. The annualized base rent payable in 2016 under the Tennessee Information Consortium lease will be approximately $204,000. The annualized base rent amounts for CMT and Tennessee Information Consortium are exclusive of rental abatement periods.
Parkway at Oak Hill Buildings

The Parkway at Oak Hill Buildings consist of two separate two-story office buildings containing a combined total of approximately 146,000 rentable square feet and a three-story parking garage located in Austin, Texas. The Parkway at Oak Hill Buildings were acquired vacant on October 15, 2008, and were approximately 94% leased to seven tenants at the time of disposition. On May 9, 2012, we sold the Parkway at Oak Hill Buildings to Rorasa, Inc., an unaffiliated third party, for a gross sale price of $31.3 million. The disposition resulted in net sale proceeds of approximately $30.5 million and a gain on sale of approximately $5.6 million. In accordance with the terms of our loan agreement with NXT Capital, LLC (the "NXT Loan"), approximately $19.2 million of the net proceeds from the sale of the Parkway at Oak Hill Buildings was applied against the outstanding balance of the NXT Loan.

ITEM 3.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR WELLS VAF I'S INVESTOR MEMBER INTERESTS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Summary

As of February 28, 2013, 51,854 shares of investor member interests, held by a total of 602 investor members, were outstanding. Capital contributions are equal to $1,000 per share of investor member interest. A public trading market has not been established for our shares of investor member interests, nor is such a market anticipated to develop in the future. The operating agreement provides WIM with the right to prohibit transfers of shares under certain circumstances.

Share Valuation

We are required to report the estimated value of the investor member interests annually to our members following the property valuation process set forth in the Advisory Agreement. In accordance with our Advisory Agreement, each year one-third of the properties are appraised by an independent appraiser, and the remaining two-thirds are appraised by personnel of WIM or its affiliates and reviewed by an independent appraiser. For purposes of the 2012 valuation, an independent appraisal was completed by Integra Realty Resources, Inc. on the Nathan Lane Building, while an internal appraisal by personnel of WIM or its affiliates was completed on the Commerce Street Building and subsequently reviewed by Altus Group U.S. Inc. as required by our Advisory Agreement. The final appraisals were utilized to determine the aggregate asset value of the assets under management for purposes of computing the appropriate amount of the annual asset management fee. The aggregate value of the assets under management discussed above, along with other assets and liabilities, were used to calculate the estimated value of the investor member interests. The estimated share valuations are intended to be an estimate of the distributions that would be made to investor members, assuming an orderly liquidation of our assets.

Utilizing the methodology described above and based upon market conditions existing in early December 2012, WIM's board of directors estimated the share valuation as of December 31, 2012, to be approximately $658 per share, dependent upon each investor member's time of purchase in relation to our offering period. Individual member share values may vary from the average share value disclosed as a result of the complexities of the net cash flow distribution calculation described in detail below. These estimates should not be viewed as an accurate reflection of the price at which investor members might be able to sell their shares, or the fair market value of Wells VAF I's properties, nor do they necessarily represent the amount of net proceeds the members would receive if Wells VAF I's properties were sold and the proceeds were distributed in a liquidation. There is no established public trading market for our investor member shares, and it is not anticipated that a public trading market for the shares will ever develop. The valuations performed by us are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific investor member shares. In addition, property values are subject to change and could decline in the future.

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
During the years ended December 31, 2012 and 2011, we paid distributions of $7.0 million and $0, respectively, to investor members. No cash distributions were paid to Wells Management during the years ended December 31, 2012 and 2011.
Redemption of Shares of Investor Member Interests

We did not redeem any securities during the quarter ended December 31, 2012.

Unregistered Issuance of Securities

During 2012, we did not sell any equity securities that were not registered under the Securities Act.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio and positioning our remaining properties for sale. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members.  We intend to continue to focus on positioning our remaining properties for sale and dispose of the remaining assets in our portfolio this year, which is the final year of our projected fund life; however, we will evaluate offers to sell our remaining properties on an as-is basis. We can provide no guarantees, however, that our portfolio will be liquidated by December 2013 as our manager, in its discretion, may hold our remaining assets longer in order to achieve better returns for our investor members. As of February 28, 2013, we owned interests in two properties.

Portfolio Overview
Summary information relating to our properties is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade and Stanley. We are marketing the vacant space in this building for lease.

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and is approximately 85% leased to two tenants, CMT and Tennessee Information Consortium. The major lease to CMT for approximately 76% extends through May 2020. Our fee-simple interest in the Commerce Street Building is subject to a reciprocal easement lease through December 31, 2083. We are currently marketing the property for disposition.

•
The Parkway at Oak Hill Buildings are two separate two-story office buildings located in Austin, Texas, that were acquired vacant in October 2008 and sold to an unrelated third-party on May 9, 2012 for a gross sales price of $31.3 million, exclusive of adjustments and closing costs. The disposition resulted in net sale proceeds of approximately $30.5 million, of which $19.2 million was used to repay the outstanding balance on the NXT loan, and a gain of approximately $5.6 million. These buildings were 94% leased to seven tenants at the time of their disposition.

During the year ended December 31, 2012, we distributed $7.0 million to investor members in connection with the disposition of the Parkway at Oak Hill Buildings.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.
Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.

Impact of Economic Conditions on our Portfolio
While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the market conditions in the geographic areas in which we own our two properties.
Less diversified real estate funds that own few properties, similar to Wells VAF I, and those funds with current vacancies or near- term tenant rollover, similar to Wells VAF I, may face a challenging leasing environment. As of December 31, 2012, the Nathan Lane Building and the Commerce Street Building are currently approximately 55% and 15% vacant, respectively. These properties, in particular, may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, our leasing efforts will be impacted by the economic conditions noted above. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members.  We intend to continue to focus on positioning our remaining properties for sale and dispose of the remaining assets in our portfolio this year, which is the final year of our projected fund life; however, we will evaluate offers to sell our remaining properties on an as-is basis. We can provide no guarantees, however, that our portfolio will be liquidated by December 2013 as our manager, in its discretion, may hold our remaining assets longer in order to achieve better returns for our investor members.
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
We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. Following the repayment of the outstanding balance in May 2012 in connection with the disposition of the Parkway at Oak Hill Buildings, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms provided that certain conditions are met, bears interest at the greater of (i) one-month LIBOR plus a margin of 3.75% or (ii) 7.25%. The NXT Loan is secured by the Nathan Lane Building and the Commerce Street Building. The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent there is an outstanding balance on the NXT Loan, we may prepay the balance in full, but not in part, except as permitted with respect to a partial release, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. Our most significant risks and challenges include (i) re-leasing vacant space and space that may become vacant upon the expiration of our current leases at our properties in order to achieve better disposition pricing for our investor members and (ii) extending the maturity date of the NXT Loan, which currently matures in December 2013, or obtaining replacement third-party financing, if necessary, to fund future re-leasing costs and other capital improvements to further position our properties for disposition.
Short-Term Liquidity and Capital Resources
During the year ended December 31, 2012, we generated net operating cash flows of approximately $1.0 million. Operating cash inflows reflect receipts of rental payments, tenant reimbursements, and fundings from certain escrow accounts included within other assets, less payments for property operating costs, interest expense, asset and property management fees, and general and administrative expenses.
During the year ended December 31, 2012, we invested approximately $0.6 million of cash on hand in real estate. During the year ended December 31, 2012, we received net sale proceeds of approximately $30.5 million from the disposition of the Parkway at Oak Hill Buildings. We utilized these proceeds to repay the outstanding balance on the NXT Loan of approximately $19.2 million, distribute $7.0 million to our investor members, fund deferred lease costs of $0.7 million, and fund deferred financing costs of approximately $0.2 million related to the exit fee on the NXT Loan. We reserved the remainder of the proceeds in order to fund future capital improvements and re-leasing costs for our remaining properties.
We expect to utilize the residual cash balance on hand as of December 31, 2012 of approximately $6.6 million and remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at our remaining properties. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining properties, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
Long-Term Liquidity and Capital Resources
We expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, net proceeds received from the sale of properties, and future third-party borrowings, if necessary. We expect that our primary uses of capital will be for capital improvements, re-leasing costs, operating expenses, including interest expense on any future outstanding indebtedness, and repayment of such borrowings.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of any third-party borrowings. To the extent our properties continue to remain partially vacant, increased property operating expenses and asset and property management fees may reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings, if necessary, would be used to fund certain re-leasing costs and capital expenditures for our existing properties.
Contractual Obligations and Commitments
We are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of December 31, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse us for a portion of these rental expense obligations.
Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In December 2012, we executed a lease amendment with CMT and as a result, CMT has the right to request the reimbursement of tenant improvements up to approximately $602,200, which would be required to be funded by Wells VAF I. In addition, we also required to complete certain building improvements, as defined in the CMT lease amendment, which are estimated at approximately $495,000.
Results of Operations
Comparison of the year ended December 31, 2011 versus the year ended December 31, 2012
Rental income increased from $2,956,423 for the year ended December 31, 2011 to $3,098,989 for the year ended December 31, 2012, primarily due to an increase in occupancy at the Commerce Street Building. Absent future leasing or disposition activity, we expect future rental income to remain at a relatively similar level as compared to the year ended December 31, 2012.
Tenant reimbursements increased from $1,211,852 for the year ended December 31, 2011 to $1,324,380 for the year ended December 31, 2012, primarily as a result of an increase in property operating costs at the Nathan Lane Building, as further discussed below. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the year ended December 31, 2012.
Property operating costs increased from $2,560,397 for the year ended December 31, 2011 to $2,712,801 for the year ended December 31, 2012, primarily due to an increase in real estate taxes and utility expenses at the Nathan Lane Building, partially offset by a decrease in utility expenses at the Commerce Street Building. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared to the year ended December 31, 2012.

Asset and property management fees increased slightly from $342,081 for the year ended December 31, 2011 to $358,936 for the year ended December 31, 2012, primarily due to a slight increase in the gross value of our remaining real estate assets in connection with the 2011 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Absent future disposition activity, we anticipate asset and property management fees to remain at a relatively similar level, as compared to the year ended December 31, 2012.
Depreciation expense increased from $798,444 for the year ended December 31, 2011 to $837,191 for the year ended December 31, 2012, primarily as a result of tenant improvements completed in connection with the Tennessee Information Consortium lease at the Commerce Street Building. Absent future leasing or disposition activity, we expect future depreciation expense to increase slightly, as compared to the year ended December 31, 2012, as a result of the anticipated tenant improvement project at the Commerce Street Building incurred in connection with CMT's lease extension.
Impairment loss increased from $0 for the year ended December 31, 2011 to $1,588,316 for the year ended December 31, 2012 as a result of recognizing a nonrecurring impairment loss at the Commerce Street Building due to management's strategy in shortening the estimated holding period of this asset in the third quarter of 2012.

General and administrative expenses increased from $600,289 for the year ended December 31, 2011 to $677,974 for the year ended December 31, 2012, primarily due to (i) an increase in the overhead administrative costs allocated to our portfolio and (ii) the increase in administrative costs related to reporting and regulatory requirements during 2012. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the year ended December 31, 2012.
Interest expense decreased from $1,824,526 for the year ended December 31, 2011 to $921,562 for the year ended December 31, 2012, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continue to incur non-cash interest expense related to the amortization of deferred financing costs associated with NXT Loan since we still have the ability to draw on the remaining availability. We expect future interest expense to continue to decrease as a result of the full repayment of the NXT Loan balance in the second quarter of 2012.
Our loss from discontinued operations of $(318,420) for the ended December 31, 2011 improved to income from discontinued operations of $5,760,746 for the year ended December 31, 2012, primarily as a result of recognizing a gain of approximately $5,634,100 on the sale of the Parkway at Oak Hill Buildings in May 2012 and an increase in occupancy at the Parkway at Oak Hill Buildings prior to its disposition in May 2012. Absent future disposition activity, we expect future income from discontinued operations to decrease, as compared to the year ended December 31, 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Our net loss of $(3,145,867) for the ended December 31, 2011 improved to net income of $2,210,134 for the year ended December 31, 2012, primarily due to (i) recognizing a gain of approximately $5,634,100 on the sale of the Parkway at Oak Hill Buildings in May 2012, (ii) a decrease in interest expense from the full repayment of the NXT Loan balance in the second quarter of 2012, partially offset by (iii) recognizing a nonrecurring impairment loss of approximately $1,588,300 at the Commerce Street Building in the third quarter of 2012. Absent future leasing or disposition activity, we expect future net income to decrease, as compared to the year ended December 31, 2012, as a result of recognizing a non-recurring gain on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
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

As of December 31, 2012 and 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(231,449)	(2,251,761)	(2,114,913)	(294,789)
Net	$126,522	$682,621	$504,396	$91,683

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549
During the years ended December 31, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$37,032	$424,850	$391,865	$52,866
2011	$37,031	$424,849	$391,865	$52,867

The remaining net intangible assets and liabilities balances as of December 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$37,032	$269,233	$229,612	$35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,426	81,558	47,374	9,674
2017	—	15,696	—	—
	$126,522	$682,621	$504,396	$91,683
Weighted-Average Amortization Period	3 years	2 years	2 years	2 years
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
Related-Party Transactions and Agreements
Transactions and Agreements
We have entered into agreements with WIM and Wells Management whereby we pay certain fees and expense reimbursements to WIM and Wells Management for asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and we incur the related expenses. See Note 5 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.
See Item 1 Assertion of Legal Action Against Related-Parties for information regarding pending litigation against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital; Wells Management, our sponsoring member; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction of Piedmont REIT on April 16, 2007.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 9 of our accompanying financial statements for further explanation. Examples of such commitments and contingencies include:

•	lobby and reciprocal easement agreements;

•	commitments under existing lease agreements;

•	the Advisory Agreement; and

•	property management agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
There were no disagreements with our independent registered public accountants, Frazier & Deeter, LLC, during the years ended December 31, 2012 and 2011.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of December 31, 2012. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of December 31, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

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
Effective February 27, 2013, Randall D. Fretz, Kevin A. Hoover, and M. Scott Meadows resigned from WIM's board of directors. Messrs. Fretz, Hoover, and Meadows did not have any disagreements with management on any matters related to our operations, polices or practices.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our investor member shares are required to report their initial ownership of the investor member shares and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in our annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2012 except as follows: The initial report on Form 3 of Patricia T. Morris, president of WIM, was inadvertently filed late.
Financial Oversight Committee
Wells VAF I does not have an audit committee. Accordingly, Wells Management, our sponsoring member, has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Brian M. Davis, as the Senior Vice President of an affiliate of our sponsoring member; and Glen F. Smith, as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither Wells VAF I nor WIM has an audit committee and the Financial Oversight Committee is not independent of Wells VAF I or WIM, we do not have an "audit committee financial expert."
Code of Ethics
We do not have any officers; however, Wells Management, our sponsoring member, has adopted a code of ethics applicable to its principal executive officer and principal financial officer with respect to Wells VAF I. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830, option 2.

ITEM 11.	EXECUTIVE COMPENSATION.
We do not directly employ officers or directors and, accordingly, no compensation has been awarded to, earned by, or paid directly by us to any individuals. We do, however, reimburse the salaries of certain employees of entities affiliated with WIM based on an allocation of their time spent managing our affairs. The reimbursements were not for the salary of our principal executive officer, Leo Wells, III, and the remaining amounts allocated to us for WIM's remaining officers and directors were less than the required reporting threshold of $100,000. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of our compensation nor tabular information concerning salaries, bonuses, and other types of compensation to our executive officers or directors has been included in this Annual Report on Form 10-K.
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred payable to WIM and its affiliates during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No investor member beneficially owns more than 5% of our outstanding investor member shares.

(b)
We have no officers or directors. The directors and officers of WIM are responsible for our day-to-day operations and overall management functions. As of February 28, 2013, WIM's management did not own any of our outstanding investor member shares.

(c)	No arrangements exist which would, upon operation, result in a change in control of Wells VAF I.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Our Relationship with Wells Management, WIM, and Wells Investment Securities, Inc.
WIM is wholly owned by our sponsor, Wells Management, as its sole member. Wells Management is a wholly owned subsidiary of WREF, which is owned 100% by Leo F. Wells, III. Under our operating agreement, Wells Management has the exclusive authority to conduct the day-to-day and overall direction and supervision of our business and affairs. Pursuant to its authority, Wells Management appointed WIM to serve as our manager. During our private placement offering, WIS, which is indirectly owned 100% by Mr. Wells, served as our dealer-manager. We have entered into agreements with WIM and Wells Management, as discussed below, pursuant to which we pay our affiliates certain fees for services relating to the investment and management of our assets.
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
Advisory Agreement
Wells VAF I has entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2012, the Advisory Agreement was renewed for a one-year term through September 14, 2013, upon terms identical to those in effect through September 14, 2012. Wells VAF I may terminate the Advisory Agreement upon 60 days' written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm's length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.

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
Property Management Agreements
On February 20, 2010, we executed an initial management agreement with Wells Real Estate Services, LLC ("WRES") to manage the operations of the Parkway at Oak Hill Buildings. On May 14, 2010, the initial management agreement was terminated and replaced with a revised management agreement (the "Parkway Management Agreement"), which was effective retroactive to February 20, 2010. Upon the disposition of the Parkway at Oak Hill Buildings in May 2012, this agreement was terminated. Pursuant to the Parkway Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $1,500 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurred in fulfilling its duties as the property manager. These costs and expenses could have included wages and salaries and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 5% for construction costs up to $150,000 and 3% for any construction costs over $150,000 on a per construction project basis.
On November 1, 2010, we entered into a management agreement with WRES to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurred in fulfilling its duties as the property manager. These costs and expenses could have included include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES was entitled to a construction management fee for supervision of the project equal to 1% of construction costs. The Commerce Management Agreement had a one-year term, unless terminated pursuant to the terms of the agreement, and was automatically extended for successive one-year terms. We could have terminated the Commerce Management Agreement upon 30 days' written notice prior to the expiration of the initial or subsequent extended term. The Commerce Management Agreement with WRES was terminated on February 28, 2013. Effective March 1, 2013, we entered into a one-month management agreement with Wells Management (the "Revised Commerce Management Agreement") to manage the operations of the Commerce Street Building upon terms identical to those in the original Commerce Management Agreement with WRES.

Related-Party Costs
Pursuant to the terms of the agreements described above, we incurred the following related-party costs for the years ended December 31, 2012 and 2011:

	2012	2011
Administrative reimbursements(1)	$468,937	$401,852
Asset management fees(1)	340,175	427,125
Property management fees(1)	87,579	88,383
Disposition fee(1)	78,250	—
Construction management fees(2)	—	43,457
Total	$974,941	$960,817

(1)	Administrative reimbursements, asset management fees, property management fees, and disposition fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Preapproval Policies and Procedures
The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee's approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee's members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Exchange Act.
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since August 19, 2008. All such fees are recognized in the period to which the services relate. The aggregate fees billed to Wells VAF I for professional accounting services by Frazier & Deeter, LLC, including the audit of Wells VAF I's annual financial statements for the fiscal years ended December 31, 2012 and 2011, are set forth in the table below.

	Frazier & Deeter, LLC
	2012	2011
Audit Fees	$52,000	$51,500
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$52,000	$51,500

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
During the fiscal years ended December 31, 2012 and 2011, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
(a) 2.    Not applicable.
(a) 3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

March 15, 2013		/s/ Leo F. Wells, III
Leo F. Wells, III Principal Executive Officer, Director, and Chairman of the Board of Wells Investment Management Company, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

March 15, 2013	/s/ Leo F. Wells, III
Leo F. Wells, III Principal Executive Officer, Director, and Chairman of the Board of Wells Investment Management Company, LLC

March 15, 2013	/s/ Douglas P. Williams
Douglas P. Williams
Principal Financial Officer, Principal Accounting Officer, Director, Senior Vice President, Secretary, and Treasurer of Wells Investment Management Company, LLC

March 15, 2013	/s/ Brian M. Davis
Brian M. Davis
Director of Wells Investment Management Company, LLC

EXHIBIT INDEX TO
2012 FORM 10-K OF
WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1
Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC, and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1
Purchase and Sale Agreement by and between Wells VAF - Parkway at Oak Hill, LLC and Rorasa, Inc. dated as of March 12, 2012, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 10, 2012

10.2
First Amendment to Purchase and Sale Agreement by and between Wells VAF - Parkway at Oak Hill, LLC and Rorasa, Inc. dated as of April 2, 2012, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 10, 2012

10.3*		Office Lease (related to the Commerce Street Building) between Wells VAF – 330 Commerce Street, LLC and Country Music Television, Inc.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
Wells Mid-Horizon Value-Added Fund I, LLC

We have audited the accompanying balance sheets of Wells Mid-Horizon Value-Added Fund I, LLC (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, members' capital, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Mid-Horizon Value-Added Fund I, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC
Atlanta, Georgia
March 15, 2013

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate, at cost:
Land	$3,780,435	$7,281,349
Building and improvements, less accumulated depreciation of $3,987,525 and $5,740,531 as of December 31, 2012 and December 31, 2011, respectively	20,654,102	40,543,466
Intangible lease assets, less accumulated amortization of $2,483,210 and $2,021,328 as of December 31, 2012 and December 31, 2011, respectively	809,143	1,271,025
Construction in progress	33,280	160,940
Total real estate assets	25,276,960	49,256,780

Cash and cash equivalents	6,586,461	2,963,396
Tenant receivables	592,114	2,593,389
Other assets	473,575	1,688,101
Deferred financing costs, less accumulated amortization of $827,906 and $413,874 as of December 31, 2012 and December 31, 2011, respectively	414,031	828,063
Intangible lease origination costs, less accumulated amortization of $2,114,913 and $1,723,048 as of December 31, 2012 and December 31, 2011, respectively	504,396	896,261
Deferred leasing costs, less accumulated amortization of $402,870 and $599,672 as of December 31, 2012 and December 31, 2011, respectively	1,405,874	2,349,390
Total assets	$35,253,411	$60,575,380

Liabilities:
Note payable	$—	$19,237,786
Accounts payable, accrued expenses and accrued capital expenditures	586,673	1,540,206
Due to affiliates	34,071	39,224
Deferred income	208,941	491,706
Intangible lease liabilities, less accumulated amortization of $294,789 and $241,923 as of December 31, 2012 and December 31, 2011, respectively	91,683	144,549
Total liabilities	921,368	21,453,471

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	34,332,043	39,121,909
Total liabilities and members' capital	$35,253,411	$60,575,380
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011
Revenues:
Rental income	$3,098,989	$2,956,423
Tenant reimbursements	1,324,380	1,211,852
Total revenues	4,423,369	4,168,275
Expenses:
Property operating costs	2,712,801	2,560,397
Asset and property management fees:
Related-party	298,947	288,534
Other	59,989	53,547
Depreciation	837,191	798,444
Amortization	877,201	870,032
Impairment loss	1,588,316	—
General and administrative expenses	677,974	600,289
Total expenses	7,052,419	5,171,243
Real Estate Operating Loss	(2,629,050)	(1,002,968)

Other Income (Expense):
Interest and other income	—	47
Interest expense	(921,562)	(1,824,526)
Total Other Income (Expense)	(921,562)	(1,824,479)
Loss from Continuing Operations	(3,550,612)	(2,827,447)

Discontinued Operations:
Operating income (loss)	126,645	(318,420)
Gain from disposition	5,634,101	—
Income (Loss) from Discontinued Operations	5,760,746	(318,420)
Net Income (Loss)	$2,210,134	$(3,145,867)

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(68.47)	$(54.53)
Income (loss) from discontinued operations	111.10	(6.14)
Net income (loss) per weighted-average share of members' interests	$42.63	$(60.67)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2012 AND 2011

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2010	$959,727	51,854	$41,308,049	$42,267,776

Net loss	—	—	(3,145,867)	(3,145,867)
Members' Capital as of December 31, 2011	959,727	51,854	38,162,182	39,121,909

Net income	—	—	2,210,134	2,210,134
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of December 31, 2012	$959,727	51,854	$33,372,316	$34,332,043
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$2,210,134	$(3,145,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(5,634,101)	—
Depreciation	1,211,855	1,847,081
Amortization of deferred financing costs	414,032	413,874
Other amortization	1,033,444	1,147,439
Impairment loss	1,588,316	—
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	4,819	(975,999)
Decrease in other assets	1,214,526	2,122,913
(Decrease) increase in accounts payable and accrued expenses	(768,350)	652,135
(Decrease) increase in due to affiliates	(5,153)	3,706
Decrease in deferred income	(282,765)	(58,938)
Net cash provided by operating activities	986,757	2,006,344

Cash Flows from Investing Activities:
Net proceeds from sale of real estate assets	30,456,527	—
Investment in real estate	(644,155)	(1,024,371)
Payment of deferred leasing costs	(745,900)	(259,585)
Net cash provided by (used in) investing activities	29,066,472	(1,283,956)

Cash Flows from Financing Activities:
Deferred financing costs paid	(192,378)	(150,320)
Proceeds from note payable	—	237,786
Repayment of note payable	(19,237,786)	—
Distributions paid to members	(7,000,000)	—
Net cash (used in) provided by financing activities	(26,430,164)	87,466
Net Increase in Cash and Cash Equivalents	3,623,065	809,854

Cash and Cash Equivalents, beginning of year	2,963,396	2,153,542
Cash and Cash Equivalents, end of year	$6,586,461	$2,963,396

Supplemental Disclosure of Noncash Investing and Financing Activities:
Investment in real estate funded with deposit accounts included in other assets	$—	$438,506
Payment of deferred leasing costs funded with deposit accounts included in other assets	$—	$245,602
Accrued capital expenditures	$168,625	$161,430
Accrued deferred financing costs	$—	$2,378
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.	ORGANIZATION AND BUSINESS
Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I") was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a fund life of four to eight years. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination upon the dissolution and completion of the liquidation of Wells VAF I.
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
On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who meet the definition of "accredited investors," as provided in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold approximately 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000; Wells VAF I received net offering proceeds of approximately $47,706,000. As of October 31, 2008, all equity proceeds raised from the sale of investor member interests had been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.
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
December 31, 2012
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
Real Estate Assets
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred. Wells VAF I is required to make subjective assessments as to the useful lives of our depreciable assets. Wells VAF I considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of our assets by class are as follows:

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

During the third quarter of 2012, Wells VAF I evaluated the recoverability of the carrying value of the Commerce Street Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily due to management's strategy in shortening the estimated holding period of this asset. Accordingly, Wells VAF I reduced the carrying value of the Commerce Street Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,588,000 in the third quarter of 2012.

The fair value measurements used in these evaluations of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that Wells VAF I utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, and expected lease rental rates. The table below represents the detail of the adjustment recognized during the year ended December 31, 2012 calculated using a discounted cash flow model and a discount rate of 9.0%, which is considered a significant Level 3 input.

Property	Net Book Value as of September 30, 2012	Impairment Loss Recognized	Fair Value as of September 30, 2012
Commerce Street Building	$11,144,756	$1,588,316	$9,556,440

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

As of December 31, 2012 and 2011, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(231,449)	(2,251,761)	(2,114,913)	(294,789)
Net	$126,522	$682,621	$504,396	$91,683

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(194,417)	(1,826,911)	(1,723,048)	(241,923)
Net	$163,554	$1,107,471	$896,261	$144,549
During the years ended December 31, 2012 and 2011, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$37,032	$424,850	$391,865	$52,866
2011	$37,031	$424,849	$391,865	$52,867
The remaining net intangible assets and liabilities balances as of December 31, 2012 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$37,032	$269,233	$229,612	$35,573
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,426	81,558	47,374	9,674
2017	—	15,696	—	—
	$126,522	$682,621	$504,396	$91,683
Weighted-Average Amortization Period	3 years	2 years	2 years	2 years
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
Cash and Cash Equivalents
Wells VAF I considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There were no restrictions on the use of Wells VAF I's cash balances as of December 31, 2012 and 2011.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 and 2011, respectively.
Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 and 2011.
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells VAF I recognized amortization of deferred financing costs for the years ended December 31, 2012 and 2011 of approximately $414,000 and $414,000, respectively, which is included in interest expense in the accompanying statements of operations.
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
During the years ended December 31, 2012 and 2011, Wells VAF I paid distributions of $7.0 million and $0, respectively, to investor members. No cash distributions were paid to Wells Management during the years ended December 31, 2012 and 2011.
Operating Segments
Wells VAF I operates in a single reporting segment, and the presentation of Wells VAF I's financial condition and performance is consistent with the way in which Wells VAF I's operations are managed.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells VAF I for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on Wells VAF I's financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 was effective for Wells VAF I for the period beginning January 1, 2012. In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 will be effective for Wells VAF I for the period beginning January 1, 2013. The adoption of ASU 2011-05 and ASU 2013-02 have not had a material impact on Wells VAF I's financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). Following the repayment of the outstanding balance in May 2012 in connection with the disposition of the Parkway at Oak Hill Buildings, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.75% or (ii) 7.25%. As of December 31, 2012, the NXT Loan was secured by the Nathan Lane Building and the Commerce Street Building.
Wells VAF I paid cash for interest expense on its note payable of approximately $508,000 and $1,400,000 during the years ended December 31, 2012 and 2011, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.
Wells VAF I applies the provisions of the accounting standard for fair value measurements and disclosures to the estimations of fair value of its debt instruments. The fair value of Wells VAF I's debt instruments as of December 31, 2011, classified under Level 2, was estimated based on discounted cash flow analyses using the current market borrowing rates for similar types of borrowing arrangements as of the respective reporting date (see Note 2 for additional information). As of December 31, 2011, the carrying value of the NXT Loan approximated its fair value.

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
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the years ended December 31, 2012 and 2011, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations:

	2012	2011
Administrative reimbursements(1)	$468,937	$401,852
Asset management fees(1)	340,175	427,125
Property management fees(1)	87,579	88,383
Disposition fee(1)	78,250	—
Construction management fees(2)	—	43,457
Total	$974,941	$960,817

(1)	Administrative reimbursements, asset management fees, property management fees, and disposition fees are expensed as incurred.

(2)	Construction management fees are capitalized to real estate assets as incurred.

Due to Affiliates
As of December 31, 2012 and 2011, due to affiliates was comprised of the following items:

	December 31, 2012	December 31, 2011
Administrative reimbursements and bill-backs	$29,442	$29,417
Property management fees	4,629	9,807
	$34,071	$39,224
WIM's affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.
Conflicts of Interest
As of December 31, 2012, WIM had no direct employees. WIM has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Management and other key personnel of our manager, whose services are essential to Wells VAF I, will face a conflict in allocating their time and other resources between Wells VAF I and the other Wells real estate programs and activities in which they are involved. Failure of our manager to devote sufficient time or resources to our operations could result in reduced returns to our members.
Operational Dependency
Wells VAF I has engaged WIM and Wells Management to provide certain services essential to Wells VAF I, including asset management services, supervision of the management of properties, asset acquisition and disposition services, as well as other administrative responsibilities for Wells VAF I, including accounting services, investor member communications, and investor relations. As a result of these relationships, Wells VAF I's operations are dependent upon WIM and Wells Management.
WIM and Wells Management are owned and controlled by Wells Real Estate Funds ("WREF"). The operations of Wells Capital, WIM, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC and their affiliates represent substantially all of the business of WREF. Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.
Future net income generated by WREF is largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of December 31, 2012, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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

	Years ended December 31,
	2012	2011
Revenues:
Rental income	$794,355	$1,769,909
Tenant reimbursements	622,134	755,156
Total revenues	1,416,489	2,525,065

Expenses:
Property operating costs	595,457	1,231,950
Asset and property management fees:
Related-party	128,807	226,974
Other	11	—
Depreciation	374,664	1,048,637
Amortization	77,426	200,880
General and administrative expenses	113,479	135,044
Total expenses	1,289,844	2,843,485
Operating Income (Loss)	126,645	(318,420)
Gain on disposition	5,634,101	—
Income (Loss) from Discontinued Operations	$5,760,746	$(318,420)

7.	RENTAL INCOME
The future contractual rental income due to Wells VAF I under noncancelable operating leases as of December 31, 2012, is presented below:

Year ending December 31:
2013	$2,912,753
2014	2,930,877
2015	2,989,935
2016	2,675,238
2017	2,053,875
Thereafter	4,029,914
$17,592,592
Country Music Television, Inc., Brocade Communications Systems, Inc., and Stanley Convergent Security Solutions, Inc. comprised approximately 44%, 18%, and 13%, respectively, of the contractual rental income for the year ended December 31, 2012 and will comprise approximately 67%, 19%, and 10%, respectively, of future contractual rental income.

8.	ECONOMIC DEPENDENCY
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
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In December 2012, Wells VAF I executed a lease amendment with Country Music Television, Inc. ("CMT"). As a result, CMT has the right to request the reimbursement of tenant improvements up to approximately $602,200, which would be required to be funded by Wells VAF I. In addition, Wells VAF I is also required to complete certain building improvements, as defined in the CMT lease amendment, which are estimated at approximately $495,000.
In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of December 31, 2012, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

10.	SUBSEQUENT EVENT
On February 28, 2013, Wells VAF I terminated the Commerce Management Agreement with WRES. Effective March 1, 2013, Wells VAF I entered into a one-month management agreement with Wells Management (the "Revised Commerce Management Agreement") to manage the operations of the Commerce Street Building upon terms identical to those in the original Commerce Management Agreement with WRES.