Form 10-Q
period 2013-03-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2013-05-14
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2013, there were 51,854 shares of investor member interests outstanding.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2012. Wells VAF I's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $4,196,160 and $3,987,525 as of March 31, 2013 and December 31, 2012, respectively	20,479,454	20,654,102
Intangible lease assets, less accumulated amortization of $2,598,680 and $2,483,210 as of March 31, 2013 and December 31, 2012, respectively	693,673	809,143
Construction in progress	213,588	33,280
Total real estate assets	25,167,150	25,276,960

Cash and cash equivalents	6,627,320	6,586,461
Tenant receivables	560,257	592,114
Other assets	494,738	473,575
Deferred financing costs, less accumulated amortization of $931,414 and $827,906 as of March 31, 2013 and December 31, 2012, respectively	310,523	414,031
Intangible lease origination costs, less accumulated amortization of $2,212,879 and $2,114,913 as of March 31, 2013 and December 31, 2012, respectively	406,430	504,396
Deferred leasing costs, less accumulated amortization of $440,617 and $402,870 as of March 31, 2013 and December 31, 2012, respectively	1,368,127	1,405,874
Total assets	$34,934,545	$35,253,411

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$656,988	$586,673
Due to affiliates	40,345	34,071
Deferred income	230,517	208,941
Intangible lease liabilities, less accumulated amortization of $308,006 and $294,789 as of March 31, 2013 and December 31, 2012, respectively	78,466	91,683
Total liabilities	1,006,316	921,368

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	33,928,229	34,332,043
Total liabilities and members' capital	$34,934,545	$35,253,411
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$776,950	$772,856
Tenant reimbursements	306,670	302,731
Total revenues	1,083,620	1,075,587
Expenses:
Property operating costs	689,503	660,332
Asset and property management fees:
Related-party	63,615	74,709
Other	13,307	19,502
Depreciation	208,635	211,449
Amortization	219,300	219,300
General and administrative expenses	189,566	193,046
Total expenses	1,383,926	1,378,338
Real Estate Operating Loss	(300,306)	(302,751)

Other Expense:
Interest expense	(103,508)	(456,067)
Loss from Continuing Operations	(403,814)	(758,818)

Operating Income from Discontinued Operations	—	52,760
Net Loss	$(403,814)	$(706,058)

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(7.79)	$(14.63)
Income from discontinued operations	—	1.01
Net loss per weighted-average share of members' interests	$(7.79)	$(13.62)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2011	$959,727	51,854	$38,162,182	$39,121,909

Net income	—	—	2,210,134	2,210,134
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of December 31, 2012	959,727	51,854	33,372,316	34,332,043

Net loss	—	—	(403,814)	(403,814)
Members' Capital as of March 31, 2013	$959,727	51,854	$32,968,502	$33,928,229
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(403,814)	$(706,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	208,635	508,186
Amortization of deferred financing costs	103,508	103,508
Other amortization	237,966	295,443
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	31,857	(7,542)
(Increase) decrease in other assets	(21,163)	314,492
Increase (decrease) in accounts payable and accrued expenses	25,352	(288,260)
Increase in due to affiliates	6,274	15,963
Increase in deferred income	21,576	31,381
Net cash provided by operating activities	210,191	267,113

Cash Flows from Investing Activities:
Investment in real estate	(169,332)	(300,937)
Net Increase (Decrease) in Cash and Cash Equivalents	40,859	(33,824)

Cash and Cash Equivalents, beginning of period	6,586,461	2,963,396
Cash and Cash Equivalents, end of period	$6,627,320	$2,929,572

Supplemental Disclosure of Noncash Investing Activities:
Accrued capital expenditures	$213,588	$144,504
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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
March 31, 2013
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

Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of March 31, 2013 and December 31, 2012, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(240,707)	(2,357,973)	(2,212,879)	(308,006)
Net	$117,264	$576,409	$406,430	$78,466

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(231,449)	(2,251,761)	(2,114,913)	(294,789)
Net	$126,522	$682,621	$504,396	$91,683
During the three months ended March 31, 2013 and 2012, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended March 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$9,258	$106,212	$97,966	$13,217
2012	$9,258	$106,213	$97,966	$13,216

The remaining net intangible assets and liabilities balances as of March 31, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$27,773	$163,021	$131,646	$22,356
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,427	81,558	47,374	9,674
2017	—	15,696	—	—
	$117,264	$576,409	$406,430	$78,466
Weighted-Average Amortization Period	3 years	3 years	3 years	3 years

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of March 31, 2013 and December 31, 2012.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, Comprehensive Income Topic Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified to net income in its entirety in the same reporting period is required under GAAP. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for Wells VAF I beginning January 1, 2013. The adoption of ASU 2013-02 has not had a material impact on Wells VAF I's financial statements or disclosures.
In April 2013, the FASB issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for Wells VAF I beginning on January 1, 2014. Wells VAF I expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	NOTE PAYABLE
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). Following the repayment of the outstanding balance in May 2012 in connection with the disposition of the Parkway at Oak Hill Buildings, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.75% or (ii) 7.25%. As of March 31, 2013, the NXT Loan was secured by the Nathan Lane Building and the Commerce Street Building.
Wells VAF I paid cash for interest expense on its note payable of approximately $0 and $353,000 during the three months ended March 31, 2013 and 2012, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Property Management Agreement
On November 1, 2010, Wells VAF I entered into a management agreement with Wells Real Estate Services, LLC ("WRES") to manage the operations of the Commerce Street Building, which was previously managed by a third-party vendor (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES was entitled to a construction management fee for supervision of the project equal to 1% of construction costs. On February 28, 2013, Wells VAF I terminated the Commerce Management Agreement with WRES. Effective March 1, 2013, Wells VAF I entered into a one-month management agreement with Wells Management (the "Revised Commerce Management Agreement") to manage the operations of the Commerce Street Building upon terms identical to those in the original Commerce Management Agreement with WRES. Effective March 31, 2013, Wells VAF I terminated the Revised Commerce Management Agreement with Wells Management and entered into an agreement with a third-party provider.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months ended March 31, 2013 and 2012, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2013	2012
Administrative reimbursements(1)	$77,937	$129,048
Asset management fees(1)	53,812	118,950
Property management fees(1)	9,803	33,730
Total	$141,552	$281,728

(1)	Administrative reimbursements, asset management fees, and property management fees are expensed as incurred.
Due to Affiliates
As of March 31, 2013 and December 31, 2012, due to affiliates was comprised of the following items:

	March 31, 2013	December 31, 2012
Administrative reimbursements and bill-backs	$40,345	$29,442
Property management fees	—	4,629
	$40,345	$34,071
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
WIM and Wells Management are owned and controlled by Wells Real Estate Funds ("WREF"). The operations of Wells Capital, Inc. ("Wells Capital"), WIM, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC and their affiliates represent substantially all of the business of WREF. Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers.
Future net income generated by WREF is largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of March 31, 2013, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$—	$559,241
Tenant reimbursements	—	328,943
Total revenues	—	888,184

Expenses:
Property operating costs	—	366,904
Asset and property management fees:
Related-party	—	77,971
Other	—	11
Depreciation	—	296,737
Amortization	—	54,550
General and administrative expenses	—	39,251
Total expenses	—	835,424
Operating Income from Discontinued Operations	$—	$52,760

8.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In December 2012, Wells VAF I executed a lease amendment with Country Music Television, Inc. ("CMT"). As a result, CMT has the right to request the reimbursement of tenant improvements up to approximately $602,200, which would be required to be funded by Wells VAF I. In addition, Wells VAF I is also required to complete certain building improvements, as defined in the CMT lease amendment, which are estimated at approximately $495,000, of which approximately $214,000 has been incurred as of March 31, 2013.
In addition, Wells VAF I is contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of March 31, 2013, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse Wells VAF I for a portion of these rental expense obligations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on enhancing the value of our current portfolio and positioning our remaining properties for sale. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members.  We intend to continue to focus on positioning our remaining properties for sale and dispose of the remaining assets in our portfolio this year, which is the final year of our projected fund life; however, we will evaluate offers to sell our remaining properties on an as-is basis. We can provide no guarantees, however, that our portfolio will be liquidated by December 2013 as our manager, in its discretion, may hold our remaining assets longer in order to achieve better returns for our investor members. As of April 30, 2013, we owned interests in two properties.
Portfolio Overview
Summary information relating to our properties owned during the periods discussed is presented below:

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

Short-Term Liquidity and Capital Resources
During the three months ended March 31, 2013, we generated net operating cash flows of approximately $0.2 million. Operating cash inflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
During the three months ended March 31, 2013, we invested approximately $0.2 million in real estate by utilizing cash on hand to fund tenant improvements and capital expenditures at our remaining properties.
We expect to utilize the residual cash balance on hand as of March 31, 2013 of approximately $6.6 million and remaining availability on the NXT Loan to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at our remaining properties. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining properties, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
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
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of any third-party borrowings. To the extent our properties continue to remain partially vacant, property operating expenses and asset and property management fees may continue to reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings, if necessary, would be used to fund certain re-leasing costs and capital expenditures for our existing properties.
Contractual Commitments and Contingencies
We are contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of March 31, 2013, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building currently reimburse us for a portion of these rental expense obligations.
Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In December 2012, we executed a lease amendment with CMT and as a result, CMT has the right to request the reimbursement of tenant improvements up to approximately $602,200, which would be required to be funded by Wells VAF I. In addition, we are also required to complete certain building improvements, as defined in the CMT lease amendment, which are estimated at approximately $495,000, of which approximately $214,000 has been incurred as of March 31, 2013.
Results of Operations
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2013
Rental income remained relatively stable at $772,856 for the three months ended March 31, 2012 and $776,950 for the three months ended March 31, 2013. Absent future leasing or disposition activity, we expect future rental income to remain at a relatively similar level, as compared to the first quarter of 2013.
Tenant reimbursements remained relatively stable at $302,731 for the three months ended March 31, 2012 and $306,670 for the three months ended March 31, 2013. Absent future leasing or disposition activity, we expect future tenant reimbursements to remain at a relatively similar level, as compared to the first quarter of 2013.
Property operating costs increased slightly from $660,332 for the three months ended March 31, 2012 to $689,503 for the three months ended March 31, 2013, primarily due to an increase in real estate taxes and utility expenses at the Nathan Lane Building. Absent future leasing or disposition activity, we expect future property operating costs to remain at a relatively similar level, as compared to the first quarter of 2013.
Asset and property management fees decreased from $94,211 for the three months ended March 31, 2012 to $76,922 for the three months ended March 31, 2013, primarily due to a slight decrease in the gross value of our remaining real estate assets in connection with the 2012 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. Absent future disposition activity, we anticipate asset and property management fees to remain at a relatively similar level, as compared to the first quarter of 2013.
Depreciation expense remained relatively stable at $211,449 for the three months ended March 31, 2012 and $208,635 for the three months ended March 31, 2013. Absent future leasing or disposition activity, we expect future depreciation expense to increase slightly, as compared to the first quarter of 2013, as a result of the anticipated completion of tenant improvement project at the Commerce Street Building incurred in connection with CMT's lease extension.

General and administrative expenses remained relatively stable at $193,046 for the three months ended March 31, 2012 and $189,566 for the three months ended March 31, 2013. We expect future general and administrative expenses to remain at a relatively similar level, as compared to the first quarter of 2013.

Interest expense decreased from $456,067 for the three months ended March 31, 2012 to $103,508 for the three months ended March 31, 2013, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continue to incur non-cash interest expense related to the amortization of deferred financing costs associated with NXT Loan since we still have the ability to draw on the remaining availability. We expect future interest expense to remain at a relatively similar level, as compared to the first quarter of 2013.
Our income from discontinued operations decreased from $52,760 for the three months ended March 31, 2012 to $0 for the three months ended March 31, 2013, as a result of the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Our net loss decreased from $706,058 for the three months ended March 31, 2012 to $403,814 for the three months ended March 31, 2013, primarily due to a decrease in interest expense from the full repayment of the NXT Loan balance in the second quarter of 2012. Absent future leasing or disposition activity, we expect future net loss to remain at a relatively similar level, as compared to the first quarter of 2013.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets (liabilities) to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets to date (see below for historical impairment); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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

Related-Party Transactions and Agreements
Transactions and Agreements
During the periods presented, we were party to agreements with WIM, Wells Management, and WRES whereby we paid certain fees and expense reimbursements to WIM, Wells Management, and WRES for asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and we incurred the related expenses.We terminated our property management agreements with WRES and Wells Management on February 28, 2013 and March 31, 2013, respectively. See Note 5 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012.  Under the terms of the settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer.  On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement.  Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for an award of attorneys' fees and expenses.  On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses to the plaintiff.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 to our financial statements included in this report for further explanation. Examples of such commitments and contingencies include:

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

May 14, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis Principal Financial Officer of Wells Investment Management Company, LLC

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