Form 10-Q
period 2013-06-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2013-08-13
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2013, there were 51,854 shares of investor member interests outstanding.

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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to members, and maintain the value of our remaining real estate property, may be significantly hindered.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Although we currently have no outstanding loan obligations, we have the ability to utilize debt financing from third parties to fund re-leasing costs, capital expenditures, and operating costs of the portfolio. If we do incur additional debt, our cash from operations would be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies would be reduced. Our current loan with NXT Capital is secured by the Nathan Lane Building. Should we draw on the remaining availability of our current loan and we are unable to make any payments under the loan or are found to be in default under the terms of the loan, the lender could foreclose on the property. Any such default or foreclosure would have a material adverse effect on our financial condition and results of operations.

•
The current economic conditions and their impact on office market conditions may require that we extend our fund life longer than originally projected in order to achieve better disposition pricing for our investor members.

•
Real estate investments are subject to general downturns in the economy as well as downturns in specific geographic areas. We cannot predict what the occupancy level will be in our remaining building or that any tenant will remain solvent. We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our current and future tenants.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2012. Wells VAF I's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	6/30/2013	December 31, 2012
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $4,407,386 and $3,987,525 as of June 30, 2013 and December 31, 2012, respectively	20,567,902	20,654,102
Intangible lease assets, less accumulated amortization of $1,233,942 and $2,483,210 as of June 30, 2013 and December 31, 2012, respectively	600,431	809,143
Construction in progress	37,590	33,280
Total real estate assets	24,986,358	25,276,960

Cash and cash equivalents	6,628,592	6,586,461
Tenant receivables	614,385	592,114
Other assets	350,691	473,575
Deferred financing costs, less accumulated amortization of $1,034,922 and $827,906 as of June 30, 2013 and December 31, 2012, respectively	207,015	414,031
Intangible lease origination costs, less accumulated amortization of $767,509 and $2,114,913 as of June 30, 2013 and December 31, 2012, respectively	331,640	504,396
Deferred leasing costs, less accumulated amortization of $487,242 and $402,870 as of June 30, 2013 and December 31, 2012, respectively	1,321,502	1,405,874
Total assets	$34,440,183	$35,253,411

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$294,469	$586,673
Due to affiliates	20,133	34,071
Deferred income	342,150	208,941
Intangible lease liabilities, less accumulated amortization of $156,722 and $294,789 as of June 30, 2013 and December 31, 2012, respectively	67,720	91,683
Total liabilities	724,472	921,368

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	33,715,711	34,332,043
Total liabilities and members' capital	$34,440,183	$35,253,411
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$787,529	$783,165	$1,564,479	$1,556,021
Tenant reimbursements	319,334	332,961	626,004	635,692
Total revenues	1,106,863	1,116,126	2,190,483	2,191,713
Expenses:
Property operating costs	612,603	639,417	1,302,106	1,299,751
Asset and property management fees:
Related-party	53,813	74,696	117,428	149,405
Other	25,405	10,714	38,712	30,216
Depreciation	211,226	212,501	419,861	423,950
Amortization	179,242	219,300	398,542	438,600
General and administrative expenses	133,584	159,949	323,150	352,994
Total expenses	1,215,873	1,316,577	2,599,799	2,694,916
Real Estate Operating Loss	(109,010)	(200,451)	(409,316)	(503,203)

Other Expense:
Interest expense	(103,508)	(258,479)	(207,016)	(714,546)
Loss from Continuing Operations	(212,518)	(458,930)	(616,332)	(1,217,749)

Discontinued Operations:
Operating income	—	77,569	—	130,330
Gain on disposition	—	5,634,101	—	5,634,101
Income from Discontinued Operations	—	5,711,670	—	5,764,431
Net Income (Loss)	$(212,518)	$5,252,740	$(616,332)	$4,546,682

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(4.10)	$(8.85)	$(11.89)	$(23.48)
Income from discontinued operations	—	110.15	—	111.17
Net income (loss) per weighted-average share of members' interests	$(4.10)	$101.30	$(11.89)	$87.69

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2011	$959,727	51,854	$38,162,182	$39,121,909

Net income	—	—	2,210,134	2,210,134
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of December 31, 2012	959,727	51,854	33,372,316	34,332,043

Net loss	—	—	(616,332)	(616,332)
Members' Capital as of June 30, 2013	$959,727	51,854	$32,755,984	$33,715,711
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(616,332)	$4,546,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	—	(5,634,101)
Depreciation	419,861	798,614
Amortization of deferred financing costs	207,016	207,016
Other amortization	441,877	557,512
Changes in assets and liabilities:
Increase in tenant receivables	(22,271)	(80,889)
Decrease in other assets	122,884	1,286,785
Decrease in accounts payable and accrued expenses	(161,169)	(887,574)
(Decrease) increase in due to affiliates	(13,938)	9,429
Increase (decrease) in deferred income	133,209	(281,901)
Net cash provided by operating activities	511,137	521,573

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	30,456,527
Investment in real estate	(469,006)	(639,208)
Net cash (used in) provided by investing activities	(469,006)	29,817,319

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(192,378)
Repayment of note payable	—	(19,237,786)
Distributions paid to members	—	(7,000,000)
Net cash used in financing activities	—	(26,430,164)
Net Increase in Cash and Cash Equivalents	42,131	3,908,728

Cash and Cash Equivalents, beginning of period	6,586,461	2,963,396
Cash and Cash Equivalents, end of period	$6,628,592	$6,872,124

Supplemental Disclosure of Noncash Investing Activities:
Accrued capital expenditures	$37,590	$4,947
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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
Wells VAF I's investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its remaining portfolio and positioning the remaining property for sale.
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
June 30, 2013
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Commerce Street Building(1) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	85%
3. Parkway at Oak Hill Buildings(2) Two separate two-story office buildings located in Austin, Texas	—
(1) This building was sold in August 2013.
(2) These buildings were sold in May 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Real Estate Held for Sale

Wells VAF I classifies its properties as held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied and Wells VAF I believes it is probable that the disposition will occur within one year. As of June 30, 2013, Wells VAF I did not have any properties classified as held for sale.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of June 30, 2013 and December 31, 2012, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of June 30, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(249,965)	(983,977)	(767,509)	(156,722)
Net	$108,006	$492,425	$331,640	$67,720

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(231,449)	(2,251,761)	(2,114,913)	(294,789)
Net	$126,522	$682,621	$504,396	$91,683

During the three months and six months ended June 30, 2013 and 2012, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$9,258	$83,984	$74,790	$10,746
2012	$9,258	$106,212	$97,967	$13,217

For the six months ended June 30:
2013	$18,516	$190,196	$172,756	$23,963
2012	$18,516	$212,425	$195,933	$26,433
The remaining net intangible assets and liabilities balances as of June 30, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$18,515	$79,037	$56,856	$11,610
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,427	81,558	47,374	9,674
2017	—	15,696	—	—
	$108,006	$492,425	$331,640	$67,720
Weighted-Average Amortization Period	3 years	3 years	3 years	3 years

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of June 30, 2013 and December 31, 2012.
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
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). As of June 30, 2013, the remaining availability on the NXT Loan was $10 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.75% or (ii) 7.25%. As of June 30, 2013, the NXT Loan was secured by the Nathan Lane Building and the Commerce Street Building.
Wells VAF I paid cash for interest expense on its note payable of approximately $0 and $155,000 during the three months ended June 30, 2013 and 2012, respectively, and approximately $0 and $508,000 during the six months ended June 30, 2013 and 2012, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Property Management Agreement
From November 1, 2010 to February 28, 2013, Wells VAF I was party to a management agreement with Wells Real Estate Services, LLC ("WRES") under which WRES managed the operations of the Commerce Street Building (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES was entitled to a construction management fee for supervision of the project equal to 1% of construction costs. On February 28, 2013, Wells VAF I terminated the Commerce Management Agreement with WRES. Effective March 1, 2013, Wells VAF I entered into a one-month management agreement with Wells Management (the "Revised Commerce Management Agreement") to manage the operations of the Commerce Street Building upon terms identical to those in the original Commerce Management Agreement with WRES. Effective March 31, 2013, Wells VAF I terminated the Revised Commerce Management Agreement with Wells Management and entered into an agreement with a third-party provider.

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and six months ended June 30, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Administrative reimbursements(1)	$70,282	$117,875	$148,219	$246,924
Asset management fees(1)	53,813	99,575	107,625	218,525
Disposition fees(1)	—	78,250	—	78,250
Property management fees(1)	—	25,957	9,803	59,687
Total	$124,095	$321,657	$265,647	$603,386

(1)	Administrative reimbursements, asset management fees, disposition fees and property management fees are expensed as incurred.
Due to Affiliates
As of June 30, 2013 and December 31, 2012, due to affiliates was comprised of the following items:

	6/30/2013	December 31, 2012
Administrative reimbursements and bill-backs	$20,133	$29,442
Property management fees	—	4,629
	$20,133	$34,071
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
Future net income generated by WREF is largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the management of assets for Wells VAF I and other WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of June 30, 2013, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$—	$235,114	$—	$794,355
Tenant reimbursements	—	293,191	—	622,134
Total revenues	—	528,305	—	1,416,489

Expenses:
Property operating costs	—	228,169	—	595,071
Asset and property management fees:
Related-party	—	50,836	—	128,807
Other	—	—	—	11
Depreciation	—	77,927	—	374,664
Amortization	—	22,876	—	77,426
General and administrative expenses	—	70,928	—	110,180
Total expenses	—	450,736	—	1,286,159
Operating Income	—	77,569	—	130,330
Gain on disposition	—	5,634,101	—	5,634,101
Income from Discontinued Operations	$—	$5,711,670	$—	$5,764,431

8.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells VAF I to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In December 2012, Wells VAF I executed a lease amendment with Country Music Television, Inc. ("CMT"). As a result, CMT has the right to request the reimbursement of tenant improvements up to approximately $602,200, which was funded by Wells VAF I in connection with the disposition of the Commerce Street Building on August 1, 2013. See Note 9 - Subsequent Event for further details.
As of June 30, 2013, Wells VAF I was contractually obligated to pay certain lobby and reciprocal easement rental expenses at the Commerce Street Building through December 31, 2083. As of June 30, 2013, the annualized lobby and reciprocal easement lease obligations were approximately $153,000. The tenants at the Commerce Street Building reimbursed Wells VAF I for a portion of these rental expense obligations. This obligation was relieved in connection with the disposition of the Commerce Street Building on August 1, 2013. See Note 9 - Subsequent Event for further details.

9.	SUBSEQUENT EVENT
Disposition of the Commerce Street Building

On August 1, 2013, Wells VAF I sold the Commerce Street Building to an unrelated third party for a gross sales price of $11,200,000, exclusive of closing costs and a credit of approximately $602,000 for an outstanding tenant improvement obligation. As a result of the sale, Wells VAF I recognized a gain of approximately $268,000 and received net sale proceeds of approximately $10,844,000, which may be adjusted as additional information becomes available in subsequent periods. In the third quarter of 2012, Wells VAF I recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows. Following the disposition of the Commerce Street Building, the remaining availability on the NXT Loan was approximately $4,000,000, subject to certain funding requirements.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on positioning our remaining property for sale. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members.  We intend to continue to focus on positioning our remaining property for sale and disposing of our remaining property this year, which is the final year of our projected fund life; however, we will evaluate offers to sell our remaining property on an as-is basis. We can provide no guarantees, however, that our portfolio will be liquidated by December 2013 as our manager, in its discretion, may hold our remaining property longer in order to achieve better returns for our investor members.
Portfolio Overview
Summary information relating to our properties owned during the periods discussed is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade and Stanley. We are marketing the vacant space in this building for lease.

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and sold on August 1, 2013 for a gross sales price of $11,200,000, exclusive of closing costs and a credit of approximately $602,000 for an outstanding tenant improvement obligation. The disposition resulted in net sale proceeds of approximately $10,844,000 and a gain of approximately $268,000. In the third quarter of 2012, we recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows. The Commerce Street Building was approximately 85% leased to two tenants, CMT and Tennessee Information Consortium at the time of its disposition.

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

Liquidity and Capital Resources
Overview
During the period from September 2005 through September 2008, we raised funds through the sale of shares of investor member interests under our private placement offering, and we used substantially all offering proceeds, net of offering costs, and other expenses, to acquire real properties and to fund certain re-leasing costs and capital improvements. We expect that our primary source of future cash flows will be cash generated from the operations of our remaining property, the remaining availability on the NXT Loan, and net proceeds from the sale of our remaining property.
Our operating strategy entails funding expenditures related to the recurring operations of the remaining property with operating cash flows, assessing the amount of operating cash flows and proceeds from the NXT Loan that will be required to fund future re-leasing costs and other capital improvements, and distributing residual operating cash flows to our investor members. We continue to carefully monitor market conditions and their impact on our earnings, our cash flows, and future distributions to investor members.
We are party to an agreement with NXT Capital for a loan in the amount of up to $30 million, referred to as the NXT Loan. Following the disposition of the Commerce Street Building, the remaining availability on the NXT Loan was approximately $4 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, with an option to extend the maturity date for two additional 12-month terms, provided that certain conditions are met, bears interest at the greater of (i) one-month LIBOR plus a margin of 3.75% or (ii) 7.25%. Following the disposition of the Commerce Street Building, the NXT Loan is secured by the Nathan Lane Building. The NXT Loan requires monthly interest-only payments from our net cash flow. To the extent there is an outstanding balance on the NXT Loan, we may prepay the balance in full, but not in part, except as permitted with respect to a partial release, provided an exit fee equal to 1% of the outstanding loan amount and a minimum interest recovery amount are paid. Our most significant risks and challenges include (i) re-leasing vacant space and space that may become vacant upon the expiration of our current leases at our remaining property in order to achieve better disposition pricing for our investor members, (ii) funding our portfolio level general and administrative expenses from the operating cash flow of our remaining property, and (iii) extending the maturity date of the NXT Loan, which currently matures in December 2013, or obtaining replacement third-party financing, if necessary, to fund future re-leasing costs and other capital improvements to further position the Nathan Lane Building for disposition.
Short-Term Liquidity and Capital Resources
During the six months ended June 30, 2013, we generated net operating cash flows of approximately $0.5 million. Operating cash inflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
During the six months ended June 30, 2013, we invested approximately $0.5 million in real estate by utilizing cash on hand to fund tenant improvements and capital expenditures at our properties.
We expect to utilize the residual cash balance on hand as of June 30, 2013 of approximately $6.6 million and net sale proceeds received on the disposition of the Commerce Street Building to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at the Nathan Lane Building. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our properties, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
Long-Term Liquidity and Capital Resources
We expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations, net proceeds received from the sale of our remaining property, and future third-party borrowings, if necessary. We expect that our primary uses of capital will be for capital improvements, re-leasing costs, operating expenses, including interest expense on any future outstanding indebtedness, and repayment of such borrowings.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements and repayment of any third-party borrowings. To the extent the Nathan Lane Building continues to remain partially vacant, property operating expenses and asset and property management fees may continue to reduce our cash flow from operating activities. We expect that substantially all future third-party borrowings, if necessary, would be used to fund certain re-leasing costs and capital expenditures for our remaining property.

Results of Operations
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2013
Rental income and tenant reimbursements remained relatively stable at $783,165 and $332,961, respectively, for the three months ended June 30, 2012 and $787,529 and $319,334, respectively, for the three months ended June 30, 2013. We expect future rental income and tenant reimbursements to decline as a result of the disposition of the Commerce Street Building in August 2013.
Property operating costs remained relatively stable at $639,417 for the three months ended June 30, 2012 and $612,603 for the three months ended June 30, 2013. We expect future property operating costs to decline as a result of the disposition of the Commerce Street Building in August 2013.
Asset and property management fees decreased from $85,410 for the three months ended June 30, 2012 to $79,218 for the three months ended June 30, 2013, primarily due to a slight decrease in the gross value of our remaining real estate assets in connection with the 2012 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to decline as a result of the disposition of the Commerce Street Building in August 2013.
Depreciation expense remained relatively stable at $212,501 for the three months ended June 30, 2012 and $211,226 for the three months ended June 30, 2013. We expect future depreciation expense to decline as a result of the disposition of the Commerce Street Building in August 2013.

Amortization expense decreased from $219,300 for the three months ended June 30, 2012 to $179,242 for the three months ended June 30, 2013, primarily due to the expiration of the initial CMT lease at the Commerce Street Building. We expect future amortization expense to decline as a result of the disposition of the Commerce Street Building in August 2013.

General and administrative expenses decreased from $159,949 for the three months ended June 30, 2012 to $133,584 for the three months ended June 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Interest expense decreased from $258,479 for the three months ended June 30, 2012 to $103,508 for the three months ended June 30, 2013, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continue to incur non-cash interest expense related to the amortization of deferred financing costs associated with NXT Loan since we still have the ability to draw on the remaining availability. We expect future interest expense to remain at a relatively similar level, as compared to the second quarter of 2013.
Our income from discontinued operations decreased from $5,711,670 for the three months ended June 30, 2012 to $0 for the three months ended June 30, 2013, as a result of the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Our net income of $5,252,740 for the three months ended June 30, 2012 decreased to net loss of $212,518 for the three months ended June 30, 2013, primarily due to the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012, partially offset by a decrease in interest expense from the full repayment of the NXT Loan balance in the second quarter of 2012.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2013
Rental income and tenant reimbursements remained relatively stable at $1,556,021 and $635,692, respectively, for the six months ended June 30, 2012 and $1,564,479 and $626,004, respectively, for the six months ended June 30, 2013. We expect future rental income and tenant reimbursements to decline as a result of the disposition of the Commerce Street Building in August 2013.
Property operating costs remained relatively stable at $1,299,751 for the six months ended June 30, 2012 and $1,302,106 for the six months ended June 30, 2013. We expect future property operating costs to decline as a result of the disposition of the Commerce Street Building in August 2013.
Asset and property management fees decreased from $179,621 for the six months ended June 30, 2012 to $156,140 for the six months ended June 30, 2013, primarily due to a slight decrease in the gross value of our remaining real estate assets in connection with the 2012 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to decline as a result of the disposition of the Commerce Street Building in August 2013.
Depreciation expense remained relatively stable at $423,950 for the six months ended June 30, 2012 and $419,861 for the six months ended June 30, 2013. We expect future depreciation expense to decline as a result of the disposition of the Commerce Street Building in August 2013.

Amortization expense decreased from $438,600 for the six months ended June 30, 2012 to $398,542 for the six months ended June 30, 2013, primarily due to the expiration of the initial CMT lease at the Commerce Street Building. We expect future amortization expense to decline as a result of the disposition of the Commerce Street Building in August 2013.

General and administrative expenses decreased from $352,994 for the six months ended June 30, 2012 to $323,150 for the six months ended June 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Interest expense decreased from $714,546 for the six months ended June 30, 2012 to $207,016 for the six months ended June 30, 2013, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continue to incur non-cash interest expense related to the amortization of deferred financing costs associated with NXT Loan since we still have the ability to draw on the remaining availability. We expect future interest expense to remain at a relatively similar level, as compared to the six months ended June 30, 2013.
Our income from discontinued operations decreased from $5,764,431 for the six months ended June 30, 2012 to $0 for the six months ended June 30, 2013, as a result of the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012.
Our net income of $4,546,682 for the six months ended June 30, 2012 decreased to a net loss of $616,332 for the six months ended June 30, 2013, primarily due to the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012, partially offset by a decrease in interest expense from the full repayment of the NXT Loan balance in the second quarter of 2012.
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

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 8 to our financial statements included in this report for further explanation. Examples of such commitments and contingencies include:

•	the Advisory Agreement; and

•	property management agreements.
Subsequent Event

Disposition of the Commerce Street Building

On August 1, 2013, we sold the Commerce Street Building to an unrelated third party for a gross sales price of $11,200,000, exclusive of closing costs and a credit of approximately $602,000 for an outstanding tenant improvement obligation. As a result of the sale, we recognized a gain of approximately $268,000 and received net sale proceeds of approximately $10,844,000, which may be adjusted as additional information becomes available in subsequent periods. In the third quarter of 2012, we recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows. Following the disposition of the Commerce Street Building, the remaining availability on the NXT Loan was approximately $4,000,000, subject to certain funding requirements.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

August 13, 2013		/s/ BRIAN M. DAVIS
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

10.1*		Purchase and Sale Agreement by and between Wells VAF - 330 Commerce Street, LLC and Commerce Street Nashville Partnership dated as of May 29, 2013

10.2*		First Amendment to the Purchase and Sale Agreement by and between Wells VAF - 330 Commerce Street, LLC and Commerce Street Nashville Partnership dated as of June 21, 2013

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