Form 10-Q
period 2013-09-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2013-11-12
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2013, there were 51,854 shares of investor member interests outstanding.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
If we utilize debt financing from third parties in the future, our cash from operations would be needed to make debt service payments and, as a result, cash available for distributions to our members would be reduced; however, at this time, we do not intend to utilize additional debt financing to fund future re-leasing costs and other capital improvements at the Nathan Lane Building.

•
The current economic conditions and their impact on office market conditions have required that we extend our projected fund life into 2014 to potentially achieve better disposition pricing for our investor members.

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

•
We are dependent on our manager, who is owned and controlled by Wells Real Estate Funds, to conduct our operations; thus, adverse changes in the financial health of Wells Real Estate Funds could hinder our manager’s ability to provide services to us and consequently impair our operating results and negatively affect the returns to our members.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2012. Wells VAF I's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $2,677,155 and $3,987,525 as of September 30, 2013 and December 31, 2012, respectively	11,362,792	20,654,102
Intangible lease assets, less accumulated amortization of $1,282,716 and $2,483,210 as of September 30, 2013 and December 31, 2012, respectively	551,658	809,143
Construction in progress	—	33,280
Total real estate assets	15,694,885	25,276,960

Cash and cash equivalents	16,759,192	6,586,461
Tenant receivables	443,982	592,114
Other assets	430,189	473,575
Deferred financing costs, less accumulated amortization of $1,138,429 and $827,906 as of September 30, 2013 and December 31, 2012, respectively	103,508	414,031
Intangible lease origination costs, less accumulated amortization of $795,936 and $2,114,913 as of September 30, 2013 and December 31, 2012, respectively	303,213	504,396
Deferred leasing costs, less accumulated amortization of $451,161 and $402,870 as of September 30, 2013 and December 31, 2012, respectively	464,531	1,405,874
Total assets	$34,199,500	$35,253,411

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$283,151	$586,673
Due to affiliates	16,464	34,071
Distributions payable	5,000,000	—
Deferred income	183,448	208,941
Intangible lease liabilities, less accumulated amortization of $162,527 and $294,789 as of September 30, 2013 and December 31, 2012, respectively	61,915	91,683
Total liabilities	5,544,978	921,368

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	28,654,522	34,332,043
Total liabilities and members' capital	$34,199,500	$35,253,411
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$314,464	$296,619	$929,876	$885,730
Tenant reimbursements	286,440	274,459	783,409	757,589
Total revenues	600,904	571,078	1,713,285	1,643,319
Expenses:
Property operating costs	455,740	421,577	1,266,645	1,190,905
Asset and property management fees:
Related-party	32,813	40,200	98,438	120,600
Other	14,479	15,826	40,515	46,042
Depreciation	120,021	113,085	360,062	339,254
Amortization	79,677	79,677	239,031	239,031
General and administrative expenses	85,147	139,494	371,913	456,497
Total expenses	787,877	809,859	2,376,604	2,392,329
Real Estate Operating Loss	(186,973)	(238,781)	(663,319)	(749,010)

Other Expense:
Interest expense	(103,507)	(103,508)	(310,523)	(818,054)
Loss from Continuing Operations	(290,480)	(342,289)	(973,842)	(1,567,064)

Discontinued Operations:
Operating income (loss)	(38,476)	(40,353)	28,554	97,003
Impairment loss	—	(1,588,316)	—	(1,588,316)
Gain on disposition	267,767	—	267,767	5,634,101
Income (loss) from Discontinued Operations	229,291	(1,628,669)	296,321	4,142,788
Net Income (Loss)	$(61,189)	$(1,970,958)	$(677,521)	$2,575,724

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(5.60)	$(6.60)	$(18.78)	$(30.22)
Income (loss) from discontinued operations	4.42	(31.41)	5.71	79.89
Net income (loss) per weighted-average share of members' interests	$(1.18)	$(38.01)	$(13.07)	$49.67

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2011	$959,727	51,854	$38,162,182	$39,121,909

Net income	—	—	2,210,134	2,210,134
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of December 31, 2012	959,727	51,854	33,372,316	34,332,043

Net loss	—	—	(677,521)	(677,521)
Distributions	—	—	(5,000,000)	(5,000,000)
Members' Capital as of September 30, 2013	$959,727	51,854	$27,694,795	$28,654,522
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(677,521)	$2,575,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(267,767)	(5,634,101)
Depreciation	562,083	1,011,116
Amortization of deferred financing costs	310,523	310,524
Other amortization	554,931	795,477
Impairment loss	—	1,588,316
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	90,370	(40,795)
Decrease in other assets	43,386	1,244,969
Decrease in accounts payable and accrued expenses	(134,897)	(826,242)
(Decrease) increase in due to affiliates	(17,607)	28,981
Decrease in deferred income	(25,493)	(257,179)
Net cash provided by operating activities	438,008	796,790

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	10,843,518	30,456,527
Investment in real estate	(1,108,795)	(639,208)
Net cash provided by investing activities	9,734,723	29,817,319

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(192,378)
Repayment of note payable	—	(19,237,786)
Distributions paid to members	—	(7,000,000)
Net cash used in financing activities	—	(26,430,164)
Net Increase in Cash and Cash Equivalents	10,172,731	4,183,945

Cash and Cash Equivalents, beginning of period	6,586,461	2,963,396
Cash and Cash Equivalents, end of period	$16,759,192	$7,147,341

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$—	$56,947
Distributions payable	$5,000,000	$—
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

1.	ORGANIZATION AND BUSINESS
Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I") was organized as a Georgia limited liability company on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over an estimated fund life of four to eight years. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination upon the dissolution and completion of the liquidation of Wells VAF I.
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
During the periods presented, Wells VAF I owned direct interests in the following properties:

% Leased as of
September 30, 2013
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%
2. Commerce Street Building(1) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	—
3. Parkway at Oak Hill Buildings(2) Two separate two-story office buildings located in Austin, Texas	—
(1) This building was sold in August 2013.
(2) These buildings were sold in May 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Real Estate Held for Sale

Wells VAF I classifies its properties as held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied and Wells VAF I believes it is probable that the disposition will occur within one year. As of September 30, 2013, Wells VAF I did not have any properties classified as held for sale.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of September 30, 2013 and December 31, 2012, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of September 30, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(259,223)	(1,023,492)	(795,936)	(162,527)
Net	$98,748	$452,910	$303,213	$61,915

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(231,449)	(2,251,761)	(2,114,913)	(294,789)
Net	$126,522	$682,621	$504,396	$91,683

During the three months and nine months ended September 30, 2013 and 2012, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$9,258	$39,515	$28,427	$5,805
2012	$9,258	$106,212	$97,966	$13,217

For the nine months ended September 30:
2013	$27,774	$229,711	$201,183	$29,768
2012	$27,774	$318,637	$293,899	$39,650
The remaining net intangible assets and liabilities balances as of September 30, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$9,259	$39,522	$28,429	$5,805
2014	37,032	158,067	113,705	23,218
2015	37,032	158,067	113,705	23,218
2016	15,425	81,558	47,374	9,674
2017	—	15,696	—	—
	$98,748	$452,910	$303,213	$61,915
Weighted-Average Amortization Period	3 years	3 years	3 years	3 years

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of September 30, 2013 and December 31, 2012.
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
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). As of September 30, 2013, the remaining availability on the NXT Loan was $4 million, subject to certain funding requirements. The NXT Loan, which matures on December 16, 2013, bears interest at the greater of (i) one-month London Interbank Offered Rate ("LIBOR") plus a margin of 3.75% or (ii) 7.25%. As of September 30, 2013, the NXT Loan was secured by the Nathan Lane Building. On October 10, 2013, Wells VAF I terminated the NXT Loan. See Note 9 - Subsequent Events for additional information.
Wells VAF I did not pay any cash for interest expense on its note payable during the three months ended September 30, 2013 or 2012. Wells VAF I paid cash for interest expense on its note payable of approximately $0 and $508,000 during the nine months ended September 30, 2013 and 2012, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2013, the Advisory Agreement was renewed for a one-year term through September 14, 2014 upon terms identical to those in effect through September 14, 2013. Wells VAF I may terminate the Advisory Agreement upon 60 days' written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm's length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and nine months ended September 30, 2013 and 2012, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Administrative reimbursements(1)	$63,842	$120,710	$212,061	$367,634
Asset management fees(1)	46,813	60,825	154,438	279,350
Disposition fees(1)	28,000	—	28,000	78,250
Property management fees(1)	—	13,543	9,803	73,230
Total	$138,655	$195,078	$404,302	$798,464

(1)	Administrative reimbursements, asset management fees, disposition fees and property management fees are expensed as incurred.
Due to Affiliates
As of September 30, 2013 and December 31, 2012, due to affiliates was comprised of the following items:

	September 30, 2013	December 31, 2012
Administrative reimbursements and bill-backs	$16,464	$29,442
Property management fees	—	4,629
	$16,464	$34,071
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
Future net income generated by WREF is largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the management of assets for Wells VAF I and other WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from equity interests in a real estate investment trust previously sponsored by Wells Capital. As of September 30, 2013, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and Wells VAF I, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Parkway at Oak Hill Buildings and the Commerce Street Building, which were sold on May 9, 2012 and August 1, 2013, respectively, as discontinued operations in the accompanying statements of operations. The Parkway at Oak Hill Buildings were sold for a gross sales price of $31.3 million, exclusive of adjustments and closing costs, and generated net sale proceeds of approximately $30.5 million. The Commerce Street Building was sold for a gross sales price of $11.2 million, exclusive of closing costs and a credit of approximately $602,000 for an outstanding tenant improvement obligation, and generated net sale proceeds of approximately $10.8 million. The details comprising income from discontinued operations are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$157,349	$477,624	$1,106,417	$2,238,889
Tenant reimbursements	(49,261)	42,327	79,774	817,024
Total revenues	108,088	519,951	1,186,191	3,055,913

Expenses:
Property operating costs	95,932	263,237	587,134	1,388,732
Asset and property management fees:
Related-party	14,000	34,168	65,803	231,980
Other	—	—	12,675	11
Depreciation	22,201	99,417	202,021	671,862
Amortization	6,476	139,623	245,664	496,295
General and administrative expenses	7,955	23,859	44,340	170,030
Total expenses	146,564	560,304	1,157,637	2,958,910
Operating Income (loss)	(38,476)	(40,353)	28,554	97,003
Impairment loss	—	(1,588,316)	—	(1,588,316)
Gain on disposition	267,767	—	267,767	5,634,101
Income (loss) from Discontinued Operations	$229,291	$(1,628,669)	$296,321	$4,142,788
In the third quarter of 2013, Wells VAF I recorded a reduction to tenant reimbursements, previously recognized in 2012 and no longer recoverable, in connection with the finalization of the operating expense reimbursement reconciliation with the buyer of the Parkway at Oak Hill Buildings.

8.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.

9.	SUBSEQUENT EVENTS
Termination of NXT Loan

On October 10, 2013, Wells VAF I terminated the NXT Loan, which was scheduled to mature in December 2013 and had a remaining availability of approximately $4.0 million at time of termination. There were no amounts outstanding under the NXT Loan as of September 30, 2013.

Distribution

On October 23, 2013, Wells VAF I distributed $5 million to the investor members of record as of September 30, 2013.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on positioning our remaining property for sale. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members. We intend to continue to focus on positioning our remaining property for sale; however, we will evaluate offers to sell our remaining property on an as-is basis. The current economic conditions and their impact on office market conditions have required that we extend our projected fund life into 2014 in order to potentially achieve better disposition pricing for our investor members.
Portfolio Overview
Summary information relating to our properties owned during the periods discussed is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade and Stanley. We are marketing the vacant space in this building for lease.

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and sold on August 1, 2013 for a gross sales price of $11,200,000, exclusive of closing costs and a credit of approximately $602,000 for an outstanding tenant improvement obligation. The disposition resulted in net sale proceeds of approximately $10,844,000 and a gain of approximately $268,000. In the third quarter of 2012, we recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows. The Commerce Street Building was approximately 85% leased to two tenants at the time of its disposition.

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

Liquidity and Capital Resources
Overview
During the period from September 2005 through September 2008, we raised funds through the sale of shares of investor member interests under our private placement offering, and we used substantially all offering proceeds, net of offering costs, and other expenses, to acquire real properties and to fund certain re-leasing costs and capital improvements. We expect that our primary source of future cash flows will be cash generated from the operations of our remaining property and net proceeds from the sale of our remaining property.
Our operating strategy entails funding expenditures related to the recurring operations of the remaining property with operating cash flows, assessing the amount of operating cash flows and cash on hand will be required to fund future re-leasing costs and other capital improvements, and distributing residual operating cash flows to our investor members. We continue to carefully monitor market conditions and their impact on our earnings, our cash flows, and future distributions to investor members.
As of September 30, 2013, we were party to an agreement with NXT Capital for a loan with remaining availability of approximately $4.0 million, referred to as the NXT Loan. The NXT Loan was scheduled to mature in December 2013. On October 10, 2013, we terminated the NXT Loan. Our most significant risks and challenges include (i) re-leasing vacant space and space that may become vacant upon the expiration of our current leases at our remaining property in order to achieve better disposition pricing for our investor members and (ii) funding our portfolio level general and administrative expenses from the operating cash flow of our remaining property.
Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2013, we generated net operating cash flows of approximately $0.4 million. Operating cash inflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
During the nine months ended September 30, 2013, we invested approximately $1.1 million in real estate by utilizing cash on hand primarily to fund tenant improvements and capital expenditures at the 330 Commerce Building, prior to its disposition. During the nine months ended September 30, 2013, we received net sale proceeds of approximately $10.8 million from the disposition of the Commerce Street Building.
We expect to utilize the residual cash balance on hand as of September 30, 2013 of approximately $16.8 million to satisfy current liabilities, including the distribution of $5 million to our investor members in October 2013, and to fund anticipated re-leasing costs and capital expenditures at the Nathan Lane Building. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining property, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
Long-Term Liquidity and Capital Resources
We expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations and net proceeds received from the sale of our remaining property. We expect that our primary uses of capital will be for capital improvements, re-leasing costs, and operating expenses.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements. To the extent the Nathan Lane Building continues to remain partially vacant, property operating expenses and asset and property management fees may continue to reduce our cash flow from operating activities.
Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Rental income and tenant reimbursements remained relatively stable at $296,619 and $274,459, respectively, for the three months ended September 30, 2012 and $314,464 and $286,440, respectively, for the three months ended September 30, 2013. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a similar level, as compared to the third quarter of 2013.
Property operating costs increased from $421,577 for the three months ended September 30, 2012 to $455,740 for the three months ended September 30, 2013, primarily due to an increase in real estate taxes assessed on the Nathan Lane Building as well as parking lot repair and maintenance costs incurred in the third quarter of 2013. Absent any leasing activity, we expect future property operating costs to remain at a similar level, as compared to the third quarter of 2013.
Asset and property management fees decreased from $56,026 for the three months ended September 30, 2012 to $47,292 for the three months ended September 30, 2013, primarily due to a slight decrease in the gross value of the Nathan Lane Building in connection with the 2012 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the third quarter of 2013.
Depreciation expense remained relatively stable at $113,085 for the three months ended September 30, 2012 and $120,021 for the three months ended September 30, 2013. Absent any leasing activity, we expect future depreciation expense to remain at a similar level, as compared to the third quarter of 2013.

Amortization expense remained the same at $79,677 for the three months ended September 30, 2012 and September 30, 2013. Absent any leasing activity, we expect future amortization expense to remain at a similar level, as compared to the third quarter of 2013.

General and administrative expenses decreased from $139,494 for the three months ended September 30, 2012 to $85,147 for the three months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Interest expense remained the same at $103,508 for the three months ended September 30, 2012 and September 30, 2013. We expect interest expense for the fourth quarter of 2013 to remain the same, as compared to the third quarter of 2013, as we fully amortize the remaining financing costs associated with the NXT Loan in connection with its termination in the fourth quarter of 2013.
Our income from discontinued operations increased from a loss of $(1,628,669) for the three months ended September 30, 2012 to income of $229,291 for the three months ended September 30, 2013, primarily due to recognizing an impairment loss of approximately $1,588,000 on the Commerce Street Building in the third quarter of 2012.
Our net loss decreased from $(1,970,958) for the three months ended September 30, 2012 to $(61,189) for the three months ended September 30, 2013, primarily due to recognizing an impairment loss of approximately $1,588,000 on the Commerce Street Building in the third quarter of 2012.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013
Rental income and tenant reimbursements remained relatively stable at $885,730 and $757,589, respectively, for the nine months ended September 30, 2012 and $929,876 and $783,409, respectively, for the nine months ended September 30, 2013. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a similar level.
Property operating costs increased from $1,190,905 for the nine months ended September 30, 2012 to $1,266,645 for the nine months ended September 30, 2013, primarily due to an increase in real estate taxes assessed on the Nathan Lane Building as well as parking lot repair and maintenance costs incurred in the third quarter of 2013. Absent any leasing activity, we expect future property operating costs to remain at a similar level.
Asset and property management fees decreased from $166,642 for the nine months ended September 30, 2012 to $138,953 for the nine months ended September 30, 2013, primarily due to a slight decrease in the gross value of the Nathan Lane Building in connection with the 2012 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level.
Depreciation expense increased from $339,254 for the nine months ended September 30, 2012 to $360,062 for the nine months ended September 30, 2013, primarily due to tenant improvements completed in 2013 at the Nathan Lane Building. Absent leasing activity, we expect future depreciation expense to remain at a similar level.

Amortization expense remained the same at $239,031 for the nine months ended September 30, 2012 and September 30, 2013. Absent leasing activity, we expect future amortization expense to remain at a similar level.

General and administrative expenses decreased from $456,497 for the nine months ended September 30, 2012 to $371,913 for the nine months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Interest expense decreased from $818,054 for the nine months ended September 30, 2012 to $310,523 for the nine months ended September 30, 2013, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continued to incur non-cash interest expense in 2013 related to the amortization of deferred financing costs associated with NXT Loan. We expect interest expense to decrease, as compared to the nine months ended September 30, 2013, in connection with the termination of the NXT Loan in the fourth quarter of 2013.
Our income from discontinued operations decreased from $4,142,788 for the nine months ended September 30, 2012 to $296,321 for the nine months ended September 30, 2013, as a result of (i) recognizing a gain of approximately $5,634,000 on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012, partially offset by (ii) recognizing an impairment loss of approximately $1,588,000 on the Commerce Street Building in the third quarter of 2012, and (iii) recognizing a gain of approximately $268,000 on the sale of the Commerce Street Building in the third quarter of 2013.
Our net income of $2,575,724 for the nine months ended September 30, 2012 decreased to a net loss of $(677,521) for the nine months ended September 30, 2013, as a result of (i) recognizing a gain of approximately $5,634,000 on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012, partially offset by (ii) recognizing an impairment loss of approximately $1,588,000 on the Commerce Street Building in the third quarter of 2012, (iii) a reduction in interest expense of approximately $508,000 due to the full repayment of the NXT Loan balance in the second quarter of 2012, and (iv) recognizing a gain of approximately $268,000 on the sale of the Commerce Street Building in the third quarter of 2013.
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
Subsequent Events

Termination of NXT Loan

On October 10, 2013, we terminated the NXT Loan, which was scheduled to mature in December 2013 and had a remaining availability of approximately $4.0 million at time of termination. There were no amounts outstanding under the NXT Loan as of September 30, 2013.

Distribution

On October 23, 2013, we distributed $5 million to the investor members of record as of September 30, 2013.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Investment Management Company, LLC

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1	*	Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1	*
Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC, and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

31.1	**
Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**
Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**
Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

	*	Previously filed and incorporated herein by reference
	**	Filed herewith