Form 10-K
period 2013-12-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2014-03-28
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the registrant’s shares of investor member interests, the registrant conducted a private placement offering of its shares of investor member interests that commenced on September 15, 2005 and terminated on September 15, 2008. Shares in its offering were sold at $1,000 per investor member interest, with discounts available for certain categories of purchasers. The number of shares of investor member interests held by non-affiliates as of June 30, 2013 was approximately 51,745.
As of February 28, 2014, there were 51,854 shares of investor member interests outstanding.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Although we currently have no outstanding loan obligations, we may utilize debt financing from third parties to fund re-leasing costs, capital expenditures, and operating costs of the portfolio. If we do incur additional debt, our cash from operations would be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies would be reduced.

•
The current economic conditions and their impact on office market conditions has required that we extend our fund life longer than originally projected in order to achieve better disposition pricing for our investor members and we can provide no guarantee as to when investor members may be able to obtain liquidity.

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
General
Wells VAF I was organized as a Georgia limited liability company on July 15, 2005, for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties, and liquidating such investments over a period of three to five years following acquisition. As a result of the current economic conditions and their impact on office market conditions, we have determined to hold individual assets longer than originally projected in order to achieve better disposition pricing for our investor members.  We intend to continue to focus on positioning our remaining property for sale. We will evaluate offers to sell our remaining property on an as-is basis. We can provide no guarantees, however, when our portfolio will be liquidated as our manager, in its discretion, may hold our remaining asset longer in order to achieve better returns for our investor members. The term of Wells VAF I shall continue until the earlier of December 31, 2020, or the filing of a Certificate of Termination upon the dissolution and completion of the liquidation of Wells VAF I.

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

Our investment policy included acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates, and/or benefiting from favorable market conditions. As of February 28, 2014, we owned one office building encompassing approximately 184,000 square feet, and we do not anticipate acquiring any additional properties. See Item 2, "Properties" for a more detailed description of our portfolio.

Wells VAF I is not a mutual fund and does not intend to register under the Investment Company Act of 1940.
Investment Objectives and General
We invested primarily in commercial office real estate properties, principally Class-A type assets in primary and secondary markets in the United States, that provided opportunities for value enhancement through development, operations, re-leasing, property improvements, or other means. Class-A type assets are characterized by excellent location and access, high-quality construction materials and condition, and professional management. They are competitive with new buildings and attract high-quality tenants. We invested in properties located across the United States in Plymouth, Minnesota; Pittsburgh, Pennsylvania; Nashville, Tennessee; and Austin, Texas. We have since disposed of our properties located in Pittsburgh, Pennsylvania; Nashville, Tennessee; and Austin, Texas.
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

Wells VAF I seeks to operate, improve, and otherwise enhance and dispose of its properties at a profit, within three to five years after completion of each acquisition, in a manner that achieves greater appreciation in value upon such dispositions and superior total returns to investors, than programs with a primary focus on current distributions of income. We believe that we can complete our leasing efforts, sell the remaining asset in the portfolio and begin liquidating our portfolio. The current economic conditions and their impact on office market conditions have resulted in a decrease in leasing activity and volume, an increase in rental concessions, and a decline in effective rental rates, which has affected our ability to lease vacancy in our property. In addition, disruptions and dislocations in the credit markets have negatively impacted transaction activity and made property dispositions within the near-term less attractive. These conditions have required that we hold individual assets longer than the three- to five-year period originally projected in order to achieve better disposition pricing for our investor members. The timing of the disposition of the remaining property will depend on prevailing economic conditions, including when a stabilization of the credit markets occurs, as well as the recovery of the real estate markets in the geographic location of our remaining property. Wells VAF I's investment objectives are:

•	to increase the value of our property through property-level value-enhancing strategies;

•	to preserve, protect, and return investors' capital contributions;

•	to return to investors excess operating income in the form of cash distributions on their shares; and

•	to realize capital appreciation for investors upon the orderly disposition of our properties and distribution of any cash gains to members.

Financing Objectives

Wells VAF I has employed leverage in a strategic manner to augment our net offering proceeds and net cash flows from operations, which permitted us to acquire a larger and more diversified portfolio of properties. In the aggregate, we may borrow up to 75% of the value of any particular property purchased by us, so long as the aggregate amount of such borrowings does not exceed 50% of the aggregate asset value of properties in our portfolio on a stabilized basis.

Employees

Wells VAF I has no direct employees. The employees of Wells Management, the sole member of WIM, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the manager and its affiliates during the years ended December 31, 2013 and 2012.

Insurance

Wells Management carries property insurance and liability insurance with respect to the property we own. In the opinion of management, our property is adequately insured.

Competition

Leasing of real estate is highly competitive in the current market, and we may experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our remaining property, we may be in competition with sellers of similar properties to locate suitable purchasers.

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

WIM and Wells Management are owned and controlled by Wells Real Estate Funds, Inc. ("WREF"). The operations of Wells Capital, WIM, Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. WREF is winding down its operations and, as a result, its workforce and available capital have been significantly reduced. Accordingly, we may not be able to rely on our General Partners to allocate sufficient time and resources to our operations, which may adversely affect our ability to operate our business and continue our operations in the same manner as in the past. As of December 31, 2013, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

ITEM 1A.	RISK FACTORS
We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Overview
During the periods presented, we owned direct interests in the following properties:

	Leased % as of December 31,
Properties	2013	2012
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	45%
3. Commerce Street Building (Sold August 1, 2013) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	—	85%
4. Parkway at Oak Hill Buildings (Sold May 9, 2012) Two separate two-story office buildings located in Austin, Texas	—	—

Lease Expirations
As of December 31, 2013, the lease expirations scheduled during the following 10 years and thereafter for our remaining property, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2016(1)	1	37,427	$523,978	45.5%	40.2%
2017(2)	1	44,846	778,956	54.5%	59.8%
	2	82,273	$1,302,934	100.0%	100.0%

(1)	Nathan Lane Building: Stanley Convergent Security Solutions, Inc. lease

(2)	Nathan Lane Building: Brocade Communications Systems, Inc. lease

Property Descriptions
The properties that we owned during the periods presented are further described below:

Nathan Lane Building
The Nathan Lane Building is a five-story office building containing approximately 184,000 rentable square feet located in Plymouth, Minnesota. The Nathan Lane Building was acquired on September 20, 2006. As of December 31, 2013, the Nathan Lane Building was 45% leased under lease agreements with Brocade Communications Systems, Inc. ("Brocade") (approximately 24%) and Stanley Convergent Security Solutions, Inc. ("Stanley") (approximately 21%). The original Brocade net lease for approximately 148,000 rentable square feet commenced on October 8, 1999, and expired on April 30, 2010. On October 20, 2009, we entered into a new lease agreement with Brocade, effective as of May 1, 2010, which (i) reduced Brocade's square footage from approximately 81% of the building to approximately 24% of the building; (ii) extended the lease term from April 30, 2010 to July 31, 2017; and (iii) provided for a three-month rental abatement period. Pursuant to the new lease agreement, Brocade no longer manages the Nathan Lane Building, and its annual base rent has increased from an average of approximately $10.12 per square foot to an average of approximately $14.20 per square foot. In addition to annual base rent, Brocade is also required to reimburse us for its pro rata share of all operating expenses and real estate taxes effective May 1, 2010. Brocade's annual base rent increases by approximately 3% annually effective May 1, 2011. Brocade has the right to extend the lease term for two additional five-year periods at the then fair market rental rate. As of December 31, 2013, the annual base rent payable under the current Brocade lease was approximately $692,000. The annualized rent payable in 2017 under the current Brocade lease will be approximately $779,000.

Stanley occupies approximately 37,400 rentable square feet of the Nathan Lane Building. The Stanley lease commenced on May 12, 2006, and expires on May 31, 2016. Effective May 1, 2010, Stanley began to reimburse for its pro rata share of the operating expenses and real estate taxes. Stanley has the right, at its option, to extend the initial term of its lease for two additional five-year periods. As of December 31, 2013, the annual base rent payable under the Stanley lease was approximately $524,000 and will remain the same through the expiration of the lease. The annualized base rent amounts for Brocade and Stanley are exclusive of rental abatement periods.

Commerce Street Building

The Commerce Street Building is a four-story office building containing a total of approximately 118,000 square feet, of which we owned approximately 115,000 rentable square feet, and two floors of a parking deck located in Nashville, Tennessee. The Commerce Street Building was acquired on December 14, 2007, and was approximately 85% leased to two tenants at the time of disposition. On August 1, 2013, we sold the Commerce Street Building to an unrelated third party for a gross sales price of $11,200,000, exclusive of closing costs and a credit of approximately $602,000 for an outstanding tenant improvement obligation. As a result of the sale, we recognized a gain of approximately $268,000 and received net sale proceeds of approximately $10,844,000. In the third quarter of 2012, we recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows.

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
We are from time to time a party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the year ended December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR WELLS VAF I'S INVESTOR MEMBER INTERESTS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Summary

As of February 28, 2014, 51,854 shares of investor member interests, held by a total of 607 investor members, were outstanding. Capital contributions are equal to $1,000 per share of investor member interest. A public trading market has not been established for our shares of investor member interests, nor is such a market anticipated to develop in the future. The operating agreement provides WIM with the right to prohibit transfers of shares under certain circumstances.

Share Valuation

We are required to report the estimated value of the investor member interests annually to our members following the property valuation process set forth in the Advisory Agreement. In accordance with our Advisory Agreement, each year one-third of the properties are appraised by an independent appraiser, and the remaining two-thirds are appraised by personnel of WIM or its affiliates and reviewed by an independent appraiser. For purposes of the 2013 valuation, an independent appraisal was completed by Integra Realty Resources, Inc. on the Nathan Lane Building. The final appraisal was utilized to determine the value of the assets under management for purposes of computing the appropriate amount of the annual asset management fee. The aggregate value of the assets under management discussed above, along with other assets and liabilities, were used to calculate the estimated value of the investor member interests. The estimated share valuations are intended to be an estimate of the distributions that would be made to investor members, assuming an orderly liquidation of our assets.

Utilizing the methodology described above and based upon market conditions existing in early December 2013, WIM's board of directors estimated the share valuation as of December 31, 2013, to be approximately $555 per share, dependent upon each investor member's time of purchase in relation to our offering period. Individual member share values may vary from the average share value disclosed as a result of the complexities of the net cash flow distribution calculation described in detail below. These estimates should not be viewed as an accurate reflection of the price at which investor members might be able to sell their shares, or the fair market value of Wells VAF I's remaining property, nor do they necessarily represent the amount of net proceeds the members would receive if Wells VAF I's remaining property was sold and the proceeds were distributed in a liquidation. There is no established public trading market for our investor member shares, and it is not anticipated that a public trading market for the shares will ever develop. The valuations performed by us are estimates only and is based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific investor member shares. In addition, the property value is subject to change and could decline in the future.

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
During the years ended December 31, 2013 and 2012, we paid distributions of $5.0 million and $7.0 million, respectively, to investor members. No cash distributions were paid to Wells Management during the years ended December 31, 2013 and 2012.
Redemption of Shares of Investor Member Interests

We did not redeem any securities during the quarter ended December 31, 2013.

Unregistered Issuance of Securities

During 2013, we did not sell any equity securities that were not registered under the Securities Act.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on positioning our remaining property for sale. We intend to continue to focus on positioning our remaining property for sale; however, we will evaluate offers to sell our remaining property on an as-is basis. The current economic conditions and their impact on office market conditions have required that we extend our projected fund life into 2014 in order to potentially achieve better disposition pricing for our investor members. As of February 28, 2014, we owned interests in one remaining property.
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

During the year ended December 31, 2013 and 2012, we distributed $5.0 million and $7.0 million to investor members in connection with the dispositions of the Commerce Street Building and the Parkway at Oak Hill Building, respectively.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S real gross domestic product (“real GDP”), the U.S. economy increased by 1.9% in 2013, according to estimates,  compared to an increase of 2.8% in 2012. The growth of the U.S. economy in 2013 primarily reflected positive contributions from personal consumption expenditures, exports, residential fixed investment, nonresidential fixed investment, and private inventory investment that were partly offset by a negative contribution from federal government spending. While there are still challenges, management believes the U.S. economic indicators across the board, including employment, output and housing, point to sustained growth and continued recovery at a moderate pace. Given the improving economic data observed at the end of 2013, we are cautiously optimistic that 2014 will deliver a real GDP growth number above 2% and that job growth will accelerate.

Real estate market fundamentals underlying the U.S. office markets mirrored the overall U.S. economy, displaying signs of broader, more consistent growth and modest improvements in the major indicators in 2013. Net absorption was 15.6 million square feet in the fourth quarter and 51.6 million square feet for the year, which is a slight increase as compared to the 50.1 million square feet of net absorption in 2012. More than 80% of metropolitan areas experienced occupancy gains in both 2012 and 2013. As a result of the additional space absorbed, vacancy levels declined to 12.1% in the fourth quarter of 2013, an improvement from a 12.7% vacancy rate at the end of 2012, with 48 out of 82 metropolitan areas (59%) showing declines in vacancy rates. Although vacancy is currently lower than its recessionary peak, it remains slightly higher than its historical average. With vacancy declining in the majority of areas of the country, rental rates are beginning to trend upward and, despite a recent trend towards office space efficiency, demand for office space exceeded new supply for the second straight year. Approximately 82% of markets displayed higher rent in the fourth quarter of 2013 compared to the fourth quarter of 2012 with average quoted rental rates of the total office market seeing an increase from $23.12 per square foot to $23.69 per square foot over this period. Similar to 2012, of the total net absorption in 2013, almost two-thirds occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants. Economic prospects throughout the country have improved with more industries and more markets participating in the recovery, something not seen from 2010 through 2012. Early 2014 economic indicators are suggesting another year of at least modest growth.

The upward trend in transaction volume continued for office properties in 2013. The fourth quarter of 2013 marked the best fourth quarter performance for the office sector since the 2007 peak year with sales volume for office transactions of approximately $44.0 billion. U.S. office transaction volumes increased 45% in the fourth quarter of 2013 and 36% for the full year in 2013 as compared to the same respective periods in 2012. As the economic recovery extends across assets and markets, competition remained strong in secondary markets, while high-end deals continued to contribute  significantly to stronger primary market activity during the fourth quarter of 2013. Office transaction volumes continued to grow in secondary markets, which contributed approximately 40% of the investment sales activity for the year. As we enter 2014, we expect the investment sales momentum seen in 2013 to continue, with estimated growth in office investment sales volume to exceed 20% for the year.

Job growth was positive in 2013, with the unemployment rate declining from 7.9% at the beginning of the year to 6.7% at the end of the year. Essential to the commercial real estate sector, office-using employment continues to improve with the U.S. creating 721,000 office-using jobs in 2013, up from 696,000 in 2012 and 570,000 in 2011. We expect these trends will continue in 2014; however, diversified and non-niche markets will likely be responsible for an increasing share of job growth as they recover from the economic downturn. This projected job growth combined with a lack of new supply coming into the market in 2014-2015 should continue to produce strong office net absorption and declining office vacancy rates and push leverage in landlords’ favor until additional supply, in the form of new construction, is delivered across markets in the mid-2015 to early-2016 time frame. This will likely result in continued increases in rental rents and declines in landlord concessions offered to tenants. Although tech-heavy and energy-rich markets such as Seattle-Bellevue, San Francisco, Silicon Valley, Houston and Dallas, continue to lead the overall markets with the most aggressive upward rent trends due to high demand and decreasing availability, landlord confidence has begun to spread across other markets as well. Through 2014, once-lagging markets like Atlanta, Philadelphia, Los Angeles, Chicago and other heavily diversified tenant markets are likely to see rents grow at a faster pace due to an economic recovery that finally appears firm.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the market conditions in the geographic area of our remaining property.

Less diversified real estate funds that own few properties, similar to Wells VAF I, and those funds with current vacancies or near- term tenant rollover, similar to Wells VAF I, may face a challenging leasing environment. As of December 31, 2013, the Nathan Lane Building is currently approximately 55% vacant. The property may be required to offer lower rental rates and higher concession packages to potential tenants. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, our leasing efforts will be impacted by the economic conditions noted above. We intend to continue to focus on positioning our remaining property for sale and dispose of the remaining assets in our portfolio this year. We can provide no guarantees, however, that our portfolio will be liquidated by December 2014 as our manager, in its discretion, may hold our remaining asset longer in order to achieve better returns for our investor members.

Liquidity and Capital Resources
Overview
We expect that our primary source of future cash flows will be cash generated from the operations of our remaining property and net proceeds from the sale of our remaining property.
Our operating strategy entails funding expenditures related to the recurring operations of the remaining property with operating cash flows, assessing the amount of operating cash flows and cash on hand that will be required to fund future re-leasing costs and other capital improvements, and distributing residual operating cash flows to our investor members. We continue to carefully monitor market conditions and their impact on our earnings, our cash flows, and future distributions to investor members.
During 2013 and 2012, we were party to an agreement with NXT Capital for a loan, referred to as the NXT Loan. The NXT Loan was scheduled to mature in December 2013. On October 10, 2013, we terminated the NXT Loan. Our most significant risks and challenges include (i) re-leasing vacant space and space that may become vacant upon the expiration of our current leases at our remaining property in order to achieve better disposition pricing for our investor members and (ii) funding our portfolio level general and administrative expenses from the operating cash flow of our remaining property.
Short-Term Liquidity and Capital Resources
During the year ended December 31, 2013, we generated net operating cash flows of approximately $0.7 million. Operating cash inflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
During the year ended December 31, 2013, we invested approximately $1.1 million in real estate by utilizing cash on hand primarily to fund tenant improvements and capital expenditures at the 330 Commerce Building, prior to its disposition. During the year ended December 31, 2013, we received net sale proceeds of approximately $10.8 million from the disposition of the Commerce Street Building. We utilized these proceeds to distribute $5.0 million to our investor members.
We expect to utilize the residual cash balance on hand as of December 31, 2013 of approximately $12.0 million to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at the Nathan Lane Building. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining property, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
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
Results of Operations
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2013
Rental income and tenant reimbursements remained relatively stable at $1,181,188 and $1,055,365, respectively, for the year ended December 31, 2012 and $1,185,575 and $1,048,766, respectively, for the year ended December 31, 2013. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a relatively similar level as compared to the year ended December 31, 2013.
Property operating costs increased from $1,626,689 for the year ended December 31, 2012 to $1,684,481 for the year ended December 31, 2013, primarily due to an increase in real estate taxes assessed on the Nathan Lane Building. Absent any leasing activity, we expect future property operating costs to remain at a similar level, as compared to the year ended December 31, 2013.
Asset and property management fees decreased from $229,288 for the year ended December 31, 2012 to $190,759 for the year ended December 31, 2013, primarily due to a slight decrease in the gross value of the Nathan Lane Building in connection with the 2012 year-end valuation. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the year ended December 31, 2013.
Depreciation expense increased from $455,631 for the year ended December 31, 2012 to $480,083 for the year ended December 31, 2013, primarily due to tenant improvements completed in 2013 at the Nathan Lane Building. Absent leasing activity, we expect future depreciation expense to remain at a similar level, as compared to the year ended December 31, 2013.
Amortization expense remained the same at $318,708 for the years ended December 31, 2012 and 2013. Absent leasing activity, we expect future amortization expense to remain at a similar level.

General and administrative expenses decreased from $594,275 for the year ended December 31, 2012 to $493,432 for the year ended December 31, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Interest expense decreased from $921,562 for the year ended December 31, 2012 to $414,031 for the year ended December 31, 2013, primarily due to the full repayment of the NXT Loan balance in the second quarter of 2012. We continued to incur non-cash interest expense in 2013 related to the amortization of deferred financing costs associated with NXT Loan. We expect interest expense to decrease, as compared to the year ended December 31, 2013, in connection with the termination of the NXT Loan in the fourth quarter of 2013.
Our income from discontinued operations decreased from $4,119,734 for the year ended December 31, 2012 to $313,091 for the year ended December 31, 2013, as a result of (i) recognizing a gain of approximately $5,634,000 on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012, partially offset by (ii) recognizing an impairment loss of approximately $1,588,000 on the Commerce Street Building in the third quarter of 2012, and (iii) recognizing a gain of approximately $268,000 on the sale of the Commerce Street Building in the third quarter of 2013.
Our net income of $2,210,134 for the year ended December 31, 2012 decreased to a net loss of $(1,034,062) for the year ended December 31, 2013, as a result of (i) recognizing a gain of approximately $5,634,000 on the sale of the Parkway at Oak Hill Buildings in the second quarter of 2012, partially offset by (ii) recognizing an impairment loss of approximately $1,588,000 on the Commerce Street Building in the third quarter of 2012, (iii) a reduction in interest expense of approximately $508,000 due to the full repayment of the NXT Loan balance in the second quarter of 2012, and (iv) recognizing a gain of approximately $268,000 on the sale of the Commerce Street Building in the third quarter of 2013.
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
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments, which extend the useful life of the related asset. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred. We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of our assets by class are as follows:

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
In the third quarter of 2012, we recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows due to management's strategy in shortening the estimated holding period of this asset in the third quarter of 2012.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 and Note 9 to our financial statements included in this report for further explanation. Examples of such commitments and contingencies include:

•	the Advisory Agreement; and

•	property management agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent registered public accounting firm, Frazier & Deeter, LLC, during the years ended December 31, 2013 and 2012.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of WIM, our manager, including the Principal Executive Officer and the Principal Financial Officer of WIM, of the effectiveness of the design and operation of Wells VAF I's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of December 31, 2013. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and the Principal Financial Officer of WIM concluded that our disclosure controls and procedures were effective as of December 31, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of WIM, as appropriate, to allow timely decisions regarding required disclosure.

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
Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
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

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers, and any persons beneficially owning more than 10% of our investor member shares are required to report their initial ownership of the investor member shares and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in our annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2013.
Financial Oversight Committee
Wells VAF I does not have an audit committee. Accordingly, Wells Management, our sponsoring member, has established a Financial Oversight Committee consisting of Randy A. Simmons, as the Principal Financial Officer; Parker Hudson, as the Senior Vice President; and Kerianne Maloney as Senior Vice President. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accounting firm, and establishing and enforcing the code of ethics. However, since neither Wells VAF I nor WIM has an audit committee and the Financial Oversight Committee is not independent of Wells VAF I or WIM, we do not have an "audit committee financial expert."
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred payable to WIM and its affiliates during the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No investor member beneficially owns more than 5% of our outstanding investor member shares.

(b)
We have no officers or directors. The directors and officers of WIM are responsible for our day-to-day operations and overall management functions. As of February 28, 2014, WIM's management did not own any of our outstanding investor member shares.

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
From November 1, 2010 to February 28, 2013, we were party to a management agreement with WRES under which WRES managed the operations of the Commerce Street Building (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurred in fulfilling its duties as the property manager. These costs and expenses may have included wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES was entitled to a construction management fee for supervision of the project equal to 1% of construction costs. On February 28, 2013, we terminated the Commerce Management Agreement with WRES. Effective March 1, 2013, we entered into a one-month management agreement with Wells Management (the "Revised Commerce Management Agreement") to manage the operations of the Commerce Street Building upon terms identical to those in the original Commerce Management Agreement with WRES. Effective March 31, 2013, we terminated the Revised Commerce Management Agreement with Wells Management and entered into an agreement with a third-party provider.
Related-Party Costs
Pursuant to the terms of the agreements described above, we incurred the following related-party costs for the years ended December 31, 2013 and 2012:

	2013	2012
Administrative reimbursements(1)	$279,127	$468,937
Asset management fees(1)	187,250	340,175
Disposition fee(1)	28,000	78,250
Property management fees(1)	9,803	87,579
Total	$504,180	$974,941

(1)	Administrative reimbursements, asset management fees, disposition fees, and property management fees are expensed as incurred.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
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
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since August 19, 2008. All such fees are recognized in the period to which the services relate. The aggregate fees billed to Wells VAF I for professional accounting services by Frazier & Deeter, LLC, including the audit of Wells VAF I's annual financial statements for the fiscal years ended December 31, 2013 and 2012, are set forth in the table below.

	Frazier & Deeter, LLC
	2013	2012
Audit Fees	$52,000	$52,000
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$52,000	$52,000

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
During the fiscal years ended December 31, 2013 and 2012, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

March 28, 2014		/s/ Leo F. Wells, III
Leo F. Wells, III Principal Executive Officer, Director, and Chairman of the Board of Wells Investment Management Company, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

March 28, 2014	/s/ Leo F. Wells, III
Leo F. Wells, III Principal Executive Officer, Director, and Chairman of the Board of Wells Investment Management Company, LLC

March 28, 2014	/s/ Randy A. Simmons
Randy A. Simmons
Principal Financial Officer, Principal Accounting Officer, Director, Senior Vice President, Secretary, and Treasurer of Wells Investment Management Company, LLC

March 28, 2014	/s/ Parker Hudson
Parker Hudson
Director of Wells Investment Management Company, LLC

EXHIBIT INDEX TO
2013 FORM 10-K OF
WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

Exhibit No.		Description of Document

3.1		Amended and Restated Articles of Organization, dated as of September 1, 2005, incorporated by reference to Exhibit 3.1 to the Form 10 filed April 15, 2009

4.1
Operating Agreement among Wells Management Company, Inc., Wells Investment Management Company, LLC, and the Several Investor Members, dated as of September 1, 2005, and subsequently amended, incorporated by reference to Exhibit 4.1 to the Form 10 filed April 15, 2009

10.1
Purchase and Sale Agreement by and between Wells VAF - 330 Commerce Street, LLC and Commerce Street Nashville Partnership dated as of May 29, 2013, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 13, 2013

10.2
First Amendment to the Purchase and Sale Agreement by and between Wells VAF - 330 Commerce Street, LLC and Commerce Street Nashville Partnership dated as of June 21, 2013, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 13, 2013

31.1*
Certification of the Principal Executive Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the manager of Wells Mid-Horizon Value-Added Fund I, LLC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Taxonomy Extension Schema.

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*		XBRL Taxonomy Extension Definition Linkbase.

101.LAB*		XBRL Taxonomy Extension Label Linkbase.

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase.

	*	Filed herewith.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
Wells Mid-Horizon Value-Added Fund I, LLC

We have audited the accompanying balance sheets of Wells Mid-Horizon Value-Added Fund I, LLC (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Mid-Horizon Value-Added Fund I, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC
Atlanta, Georgia
March 28, 2014

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $2,797,176 and $3,987,525 as of December 31, 2013 and December 31, 2012, respectively	11,242,771	20,654,102
Intangible lease assets, less accumulated amortization of $1,331,490 and $2,483,210 as of December 31, 2013 and December 31, 2012, respectively	502,883	809,143
Construction in progress	—	33,280
Total real estate assets	15,526,089	25,276,960

Cash and cash equivalents	12,048,872	6,586,461
Tenant receivables	346,732	592,114
Other assets	58,747	473,575
Deferred financing costs, less accumulated amortization of $0 and $827,906 as of December 31, 2013 and December 31, 2012, respectively	—	414,031
Intangible lease origination costs, less accumulated amortization of $824,362 and $2,114,913 as of December 31, 2013 and December 31, 2012, respectively	274,787	504,396
Deferred leasing costs, less accumulated amortization of $481,457 and $402,870 as of December 31, 2013 and December 31, 2012, respectively	434,235	1,405,874
Total assets	$28,689,462	$35,253,411

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$127,467	$586,673
Due to affiliates	22,022	34,071
Deferred income	185,881	208,941
Intangible lease liabilities, less accumulated amortization of $168,331 and $294,789 as of December 31, 2013 and December 31, 2012, respectively	56,111	91,683
Total liabilities	391,481	921,368

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	28,297,981	34,332,043
Total liabilities and members' capital	$28,689,462	$35,253,411
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012
Revenues:
Rental income	$1,185,575	$1,181,188
Tenant reimbursements	1,048,766	1,055,365
Total revenues	2,234,341	2,236,553
Expenses:
Property operating costs	1,684,481	1,626,689
Asset and property management fees:
Related-party	131,250	169,300
Other	59,509	59,988
Depreciation	480,083	455,631
Amortization	318,708	318,708
General and administrative expenses	493,432	594,275
Total expenses	3,167,463	3,224,591
Real Estate Operating Loss	(933,122)	(988,038)

Other Expense:
Interest expense	(414,031)	(921,562)
Total Other Expense	(414,031)	(921,562)
Loss from Continuing Operations	(1,347,153)	(1,909,600)

Discontinued Operations:
Operating income	45,324	73,949
Impairment loss	—	(1,588,316)
Gain from disposition	267,767	5,634,101
Income from Discontinued Operations	313,091	4,119,734
Net Income (Loss)	$(1,034,062)	$2,210,134

Net Income (Loss) per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(25.98)	$(36.82)
Income from discontinued operations	6.04	79.45
Net income (loss) per weighted-average share of investor members' interests	$(19.94)	$42.63

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2011	$959,727	51,854	$38,162,182	$39,121,909

Net income	—	—	2,210,134	2,210,134
Distributions	—	—	(7,000,000)	(7,000,000)
Members' Capital as of December 31, 2012	959,727	51,854	33,372,316	34,332,043

Net loss	—	—	(1,034,062)	(1,034,062)
Distributions	—	—	(5,000,000)	(5,000,000)
Members' Capital as of December 31, 2013	$959,727	51,854	$27,338,254	$28,297,981
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(1,034,062)	$2,210,134
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from disposition	(267,767)	(5,634,101)
Depreciation	682,104	1,211,855
Amortization of deferred financing costs	414,031	414,032
Other amortization	656,624	1,033,444
Impairment loss	—	1,588,316
Changes in assets and liabilities:
Decrease in tenant receivables	187,620	4,819
Decrease in other assets	414,828	1,214,526
Decrease in accounts payable and accrued expenses	(290,581)	(768,350)
Decrease in due to affiliates	(12,049)	(5,153)
Decrease in deferred income	(23,060)	(282,765)
Net cash provided by operating activities	727,688	986,757

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	10,843,518	30,456,527
Investment in real estate	(1,108,795)	(644,155)
Payment of deferred leasing costs	—	(745,900)
Net cash provided by investing activities	9,734,723	29,066,472

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(192,378)
Repayment of note payable	—	(19,237,786)
Distributions paid to members	(5,000,000)	(7,000,000)
Net cash used in financing activities	(5,000,000)	(26,430,164)
Net Increase in Cash and Cash Equivalents	5,462,411	3,623,065

Cash and Cash Equivalents, beginning of year	6,586,461	2,963,396
Cash and Cash Equivalents, end of year	$12,048,872	$6,586,461

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$—	$168,625
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
On September 15, 2005, Wells VAF I commenced an offering of up to 150,000 shares of investor member interests under a private placement to qualified purchasers who meet the definition of "accredited investors," as provided in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Wells VAF I commenced active operations upon receiving and accepting subscriptions for 10,000 shares of investor member interests on June 22, 2006. Its offering terminated on September 15, 2008, at which time Wells VAF I had sold 51,854 shares of investor member interests resulting in gross offering proceeds of approximately $51,854,000. After deductions for payments of acquisition fees of approximately $1,037,000; selling commissions, discounts, and dealer-manager fees of approximately $2,852,000; and other offering expenses of approximately $259,000; Wells VAF I received net offering proceeds of approximately $47,706,000. As of October 31, 2008, all equity proceeds raised from the sale of investor member interests had been utilized to fund property acquisitions and capital expenditures. No public market exists for the shares of investor member interests and none is expected to develop.
Wells VAF I's investment policy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value and positioning the remaining property for sale.
During the periods presented, Wells VAF I owned direct interests in the following properties:

	% Leased as of	% Leased as of
	December 31, 2013	December 31, 2012
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	45%
2. Commerce Street Building(1) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	—	85
3. Parkway at Oak Hill Buildings(2) Two separate two-story office buildings located in Austin, Texas	—	—
(1) This building was sold in August 2013.
(2)These buildings were sold in May 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets that Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the carrying values, management adjusts the carrying value of real estate assets and related intangible assets (liabilities) to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets and related intangible assets during 2013 (see below for historical impairment); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.

In the third quarter of 2012, Wells VAF I recorded an impairment loss on the Commerce Street Building of approximately $1,588,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows due to management's strategy in shortening the estimated holding period of this asset during the third quarter of 2012.
The fair value measurement used in this evaluation of nonfinancial assets is considered to be a Level 3 valuation within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that Wells VAF I utilized in its fair value calculation includes estimated holding periods, discount rates, market capitalization rates, and expected lease rental rates. The table below represents the detail of the adjustment recognized during the year ended December 31, 2012, calculated using a discounted cash flow model and a discount rate of 9.0%, which is considered a significant Level 3 input.

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
As of December 31, 2013 and 2012, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(268,478)	(1,063,012)	(824,362)	(168,331)
Net	$89,493	$413,390	$274,787	$56,111

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$2,934,382	$2,619,309	$386,472
Accumulated Amortization	(231,449)	(2,251,761)	(2,114,913)	(294,789)
Net	$126,522	$682,621	$504,396	$91,683

During the years ended December 31, 2013 and 2012, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ended December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$37,032	$269,228	$229,609	$35,572
2012	$37,032	$424,850	$391,865	$52,866
The remaining net intangible assets and liabilities balances as of December 31, 2013 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$37,032	$158,067	$113,705	$23,218
2015	37,032	158,067	113,705	23,218
2016	15,429	81,558	47,377	9,675
2017	—	15,698	—	—
	$89,493	$413,390	$274,787	$56,111
Weighted-Average Amortization Period	2 years	3 years	2 years	2 years

Cash and Cash Equivalents
Wells VAF I considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There were no restrictions on the use of Wells VAF I's cash balances as of December 31, 2013 and 2012.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2013 and 2012.
Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2013 and 2012.
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells VAF I recognized amortization of deferred financing costs for each of the years ended December 31, 2013 and 2012 of approximately $414,000, which is included in interest expense in the accompanying statements of operations.

Deferred Leasing Costs
Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately four years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense.
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
During the years ended December 31, 2013 and 2012, Wells VAF I paid distributions of $5.0 million and $7.0 million, respectively, to investor members. No cash distributions were paid to Wells Management during the years ended December 31, 2013 and 2012.
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
On December 17, 2010, Wells VAF I entered into an agreement with NXT Capital, LLC ("NXT Capital") for a loan in the amount of up to $30 million (the "NXT Loan"). The NXT Loan was scheduled to mature on December 16, 2013. On October 10, 2013, Wells VAF I terminated the NXT Loan.
Wells VAF I paid cash for interest expense on its note payable of approximately $0 and $508,000 during the years ended December 31, 2013 and 2012, respectively. During the periods presented, Wells VAF I did not capitalize any interest expense related to the NXT Loan.

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
From November 1, 2010 to February 28, 2013, Wells VAF I was party to a management agreement with WRES under which WRES managed the operations of the Commerce Street Building (the "Commerce Management Agreement"). Pursuant to the Commerce Management Agreement, WRES was entitled to a monthly management fee equal to the greater of (i) $2,000 per month or (ii) 2.5% of gross monthly income actually collected from the property for the preceding month. In addition, WRES was entitled to reimbursement for all costs and expenses WRES incurs in fulfilling its duties as the property manager. These costs and expenses may include wages, salaries, and other employee-related expenses of WRES employees engaged in management, administration, operations, and marketing functions. Further, WRES was entitled to reimbursement for construction management services rendered for projects on behalf of Wells VAF I equal to 4% for construction costs up to $500,000, 3% for construction costs over $500,000 but less than $1,500,000, and 2% for construction costs greater than $1,500,000 on a per construction project basis. For tenant improvement projects managed by a tenant, WRES was entitled to a construction management fee for supervision of the project equal to 1% of construction costs. On February 28, 2013, Wells VAF I terminated the Commerce Management Agreement with WRES. Effective March 1, 2013, Wells VAF I entered into a one-month management agreement with Wells Management (the "Revised Commerce Management Agreement") to manage the operations of the Commerce Street Building upon terms identical to those in the original Commerce Management Agreement with WRES. Effective March 31, 2013, Wells VAF I terminated the Revised Commerce Management Agreement with Wells Management and entered into an agreement with a third-party provider.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the years ended December 31, 2013 and 2012, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	2013	2012
Administrative reimbursements(1)	$279,127	$468,937
Asset management fees(1)	187,250	340,175
Disposition fee(1)	28,000	78,250
Property management fees(1)	9,803	87,579
Total	$504,180	$974,941

(1)	Administrative reimbursements, asset management fees, disposition fees, and property management fees are expensed as incurred.

Due to Affiliates
As of December 31, 2013 and 2012, due to affiliates was comprised of the following items:

	December 31, 2013	December 31, 2012
Administrative reimbursements and bill-backs	$22,022	$29,442
Property management fees	—	4,629
	$22,022	$34,071
WIM's affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.
Conflicts of Interest
As of December 31, 2013, WIM had no direct employees. WIM has contracted with Wells Capital and Wells Management to perform many of its obligations under the Advisory Agreement. Management and other key personnel of our manager, whose services are essential to Wells VAF I, will face a conflict in allocating their time and other resources between Wells VAF I and the other Wells real estate programs and activities in which they are involved. Failure of our manager to devote sufficient time or resources to our operations could result in reduced returns to our members.
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
WIM and Wells Management are owned and controlled by Wells Real Estate Funds ("WREF"). The operations of Wells Capital, WIM, Wells Management and their affiliates represent substantially all of the business of WREF. Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers. As of December 31, 2013, Wells VAF I has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

6.        DISCONTINUED OPERATIONS
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Parkway at Oak Hill Buildings, which were sold on May 9, 2012, and the Commerce Street Building, which was sold on August 1, 2013, as discontinued operations in the accompanying statements of operations. The Parkway at Oak Hill Buildings were sold for a gross sales price of $31.3 million, exclusive of adjustments and closing costs, and generated net sale proceeds of approximately $30.5 million. The Commerce Street Building was sold for a gross sales price of $11.2 million, exclusive of closing costs and a credit of approximately $0.6 million for an outstanding tenant improvement obligation, and generated net sale proceeds of approximately $10.8 million. The details comprising income from discontinued operations are presented below:

	Years ended December 31,
	2013	2012
Revenues:
Rental income	$1,106,417	$2,714,391
Tenant reimbursements	92,689	887,641
Total revenues	1,199,106	3,602,032

Expenses:
Property operating costs	587,967	1,680,308
Asset and property management fees:
Related-party	65,803	258,454
Other	9,842	—
Depreciation	202,021	756,224
Amortization	245,664	635,919
General and administrative expenses	42,485	197,178
Total expenses	1,153,782	3,528,083
Operating Income	45,324	73,949
Impairment loss	—	(1,588,316)
Gain from disposition	267,767	5,634,101
Income from Discontinued Operations	$313,091	$4,119,734

7.	RENTAL INCOME
The future contractual rental income due to Wells VAF I under noncancelable operating leases as of December 31, 2013, is presented below:

Year ending December 31:
2014	$1,229,794
2015	1,251,104
2016	967,292
2017	446,837
$3,895,027
Brocade Communications Systems, Inc., and Stanley Convergent Security Solutions, Inc. comprised approximately 31%, and 23%, respectively, of the contractual rental income for the year ended December 31, 2013 and Brocade Communications Systems, Inc., and Stanley Convergent Security Solutions, Inc. will comprise approximately 67% and 33%, respectively, of future contractual rental income.

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