Form 10-Q
period 2014-03-31
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2014-05-15
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2014, there were 51,854 shares of investor member interests outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Wells Mid-Horizon Value-Added Fund I, LLC ("Wells VAF I," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "would," "could," "expect," "intend," "plan," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to investor members to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2013. Wells VAF I's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $2,917,197 and $2,797,176 as of March 31, 2014 and December 31, 2013, respectively	11,122,750	11,242,771
Intangible lease assets, less accumulated amortization of $1,380,265 and $1,331,490 as of March 31, 2014 and December 31, 2013, respectively	454,108	502,883
Total real estate assets	15,357,293	15,526,089

Cash and cash equivalents	12,128,907	12,048,872
Tenant receivables	348,523	346,732
Other assets	57,792	58,747
Intangible lease origination costs, less accumulated amortization of $852,788 and $824,362 as of March 31, 2014 and December 31, 2013, respectively	246,361	274,787
Deferred leasing costs, less accumulated amortization of $511,752 and $481,457 as of March 31, 2014 and December 31, 2013, respectively	403,940	434,235
Total assets	$28,542,816	$28,689,462

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$265,055	$127,467
Due to affiliates	31,701	22,022
Deferred income	197,976	185,881
Intangible lease liabilities, less accumulated amortization of $174,136 and $168,331 as of March 31, 2014 and December 31, 2013, respectively	50,306	56,111
Total liabilities	545,038	391,481

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	27,997,778	28,297,981
Total liabilities and members' capital	$28,542,816	$28,689,462
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$295,513	$301,449
Tenant reimbursements	277,759	242,852
Total revenues	573,272	544,301
Expenses:
Property operating costs	445,167	431,843
Asset and property management fees:
Related-party	32,813	32,813
Other	14,811	13,307
Depreciation	120,021	119,943
Amortization	79,677	79,677
General and administrative expenses	180,986	161,925
Total expenses	873,475	839,508
Real Estate Operating Loss	(300,203)	(295,207)

Other Expense:
Interest expense	—	(103,508)
Loss from Continuing Operations	(300,203)	(398,715)

Operating Loss from Discontinued Operations	—	(5,099)
Net Loss	$(300,203)	$(403,814)

Net Loss per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(5.79)	$(7.69)
Loss from discontinued operations	—	(0.10)
Net loss per weighted-average share of investor members' interests	$(5.79)	$(7.79)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2012	$959,727	51,854	$33,372,316	$34,332,043

Net loss	—	—	(1,034,062)	(1,034,062)
Distributions	—	—	(5,000,000)	(5,000,000)
Members' Capital as of December 31, 2013	959,727	51,854	27,338,254	28,297,981

Net loss	—	—	(300,203)	(300,203)
Members' Capital as of March 31, 2014	$959,727	51,854	$27,038,051	$27,997,778
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(300,203)	$(403,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	120,021	208,635
Amortization of deferred financing costs	—	103,508
Other amortization	101,691	237,966
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(1,791)	31,857
Decrease (increase) in other assets	955	(21,163)
Increase in accounts payable and accrued expenses	137,588	25,352
Increase in due to affiliates	9,679	6,274
Increase in deferred income	12,095	21,576
Net cash provided by operating activities	80,035	210,191

Cash Flows from Investing Activities:
Investment in real estate	—	(169,332)
Net Increase in Cash and Cash Equivalents	80,035	40,859

Cash and Cash Equivalents, beginning of period	12,048,872	6,586,461
Cash and Cash Equivalents, end of period	$12,128,907	$6,627,320

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$—	$213,588
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (unaudited)

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
Wells VAF I's investment policy included acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its remaining portfolio and positioning the remaining property for sale.
During the periods presented, Wells VAF I owned direct interests in the following properties:

	% Leased as of	% Leased as of
	March 31, 2014	March 31, 2013
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	45%
2. Commerce Street Building(1) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	—	85%
(1) This building was sold in August 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of WIM, Wells VAF I's manager, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Real Estate Held for Sale

Wells VAF I classifies its properties as held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied and Wells VAF I believes it is probable that the disposition will occur within one year. As of March 31, 2014, Wells VAF I did not have any properties classified as held for sale.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of March 31, 2014 and December 31, 2013, Wells VAF I had the following gross intangible in-place lease assets and liabilities:

	As of March 31, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(277,736)	(1,102,529)	(852,788)	(174,136)
Net	$80,235	$373,873	$246,361	$50,306

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(268,478)	(1,063,012)	(824,362)	(168,331)
Net	$89,493	$413,390	$274,787	$56,111
During the three months ended March 31, 2014 and 2013, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended March 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$9,258	$39,517	$28,426	$5,805
2013	$9,258	$106,212	$97,966	$13,217

The remaining net intangible assets and liabilities balances as of March 31, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$27,774	$118,550	$85,279	$17,413
2015	37,032	158,067	113,705	23,218
2016	15,429	81,558	47,377	9,675
2017	—	15,698	—	—
	$80,235	$373,873	$246,361	$50,306
Weighted-Average Amortization Period	2 years	2 years	2 years	2 years

Other Assets
Other assets are comprised of (i) certain escrow accounts restricted by the lender to fund future real estate taxes and (ii) prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of March 31, 2014 and December 31, 2013.
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
3.        MEMBERS' EQUITY
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
4.        RELATED-PARTY TRANSACTIONS
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months ended March 31, 2014 and 2013, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2014	2013
Administrative reimbursements(1)	$95,079	$77,937
Asset management fees(1)	32,813	53,812
Property management fees(1)	—	9,803
Total	$127,892	$141,552

(1)	Administrative reimbursements, asset management fees, and property management fees are expensed as incurred.
Due to Affiliates
As of March 31, 2014 and December 31, 2013, due to affiliates was comprised of administrative reimbursements and bill-backs due to WIM. WIM's affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.
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
WIM and Wells Management are owned and controlled by Wells Real Estate Funds ("WREF"). The operations of Wells Capital, Inc. ("Wells Capital"), WIM, Wells Management and their affiliates represent substantially all of the business of WREF. Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of March 31, 2014, however, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

5.	ECONOMIC DEPENDENCY
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
In accordance with GAAP, Wells VAF I has classified the results of operations related to the Commerce Street Building, which was sold on August 1, 2013, as discontinued operations in the accompanying statements of operations. The Commerce Street Building was sold for a gross sales price of $11.2 million, exclusive of closing costs and a credit of approximately $0.6 million for an outstanding tenant improvement obligation, and generated net sale proceeds of approximately $10.8 million. The details comprising income from discontinued operations are presented below:

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$—	$475,501
Tenant reimbursements	—	63,818
Total revenues	—	539,319

Expenses:
Property operating costs	—	257,660
Asset and property management fees - Related-party	—	30,802
Depreciation	—	88,692
Amortization	—	139,623
General and administrative expenses	—	27,641
Total expenses	—	544,418
Operating Loss from Discontinued Operations	$—	$(5,099)

7.	COMMITMENTS AND CONTINGENCIES
Wells VAF I is not subject to any material litigation nor to management's knowledge is any material litigation currently threatened against Wells VAF I.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as the notes to our financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on positioning our remaining property for sale. We intend to continue to focus on positioning our remaining property for sale; however, we will evaluate offers to sell our remaining property on an as-is basis. The current economic conditions and their impact on office market conditions have required that we extend our projected fund life into 2014 in order to potentially achieve better disposition pricing for our investor members. As of April 30, 2014, we owned interests in one remaining property.
Portfolio Overview
Summary information relating to our properties owned during the periods discussed is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade Communications Systems, Inc. and Stanley Convergent Security Solutions, Inc. We are marketing the vacant space in this building for lease.

•
The Commerce Street Building is a four-story office building and the top two floors of a parking deck located in Nashville, Tennessee, that was acquired in December 2007 and sold on August 1, 2013 for a gross sales price of $11,200,000, exclusive of closing costs and a credit of approximately $602,000 for an outstanding obligation. The disposition resulted in net sale proceeds of approximately $10,844,000 and a gain of approximately $268,000.

Liquidity and Capital Resources
Overview
We expect that our primary source of future cash flows will be cash generated from the operations and net proceeds from the sale of our remaining property.
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
During 2013, we were party to an agreement with NXT Capital for a loan, referred to as the NXT Loan. The NXT Loan was scheduled to mature in December 2013. On October 10, 2013, we terminated the NXT Loan.
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
Short-Term Liquidity and Capital Resources
During the three months ended March 31, 2014, we generated net operating cash flows of approximately $0.1 million. Operating cash inflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
We expect to utilize the residual cash balance on hand as of March 31, 2014 of approximately $12.1 million to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at the Nathan Lane Building. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining property, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
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
Results of Operations
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2014
Rental income and tenant reimbursements remained relatively stable at $301,449 and $242,852, respectively, for the three months ended March 31, 2013 and $295,513 and $277,759, respectively, for the three months ended March 31, 2014. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a relatively similar level as compared to the three months ended March 31, 2014.
Property operating costs remained relatively stable at $431,843 for the three months ended March 31, 2013 and $445,167 for the three months ended March 31, 2014. Absent any leasing activity, we expect future property operating costs to remain at a similar level, as compared to the three months ended March 31, 2014.
Asset and property management fees remained relatively stable at $46,120 for the three months ended March 31, 2013 and $47,624 for the three months ended March 31, 2014. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the three months ended March 31, 2014.
Depreciation expense remained relatively stable at $119,943 for the three months ended March 31, 2013 and $120,021 for the three months ended March 31, 2014. Absent leasing activity, we expect future depreciation expense to remain at a similar level, as compared to the three months ended March 31, 2014.

Amortization expense remained the same at $79,677 for the three months ended March 31, 2013 and 2014. Absent leasing activity, we expect future amortization expense to remain at a similar level.

General and administrative expenses remained relatively stable at $161,925 for the three months ended March 31, 2013 and $180,986 for the three months ended March 31, 2014. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Interest expense decreased from $103,508 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014 due to fully amortizing the remaining financing costs associated with the NXT Loan in connection with its termination in the fourth quarter of 2013. We expect future interest expense to remain at a similar level, as compared to the first quarter of 2014.
Our loss from discontinued operations changed from a loss of $5,099 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014, as a result of the sale of the Commerce Street Building in the third quarter of 2013.
Our net loss decreased from $(403,814) for the three months ended March 31, 2013 to $(300,203) for the three months ended March 31, 2014, as a result of a decrease in interest expense due to fully amortizing the remaining financing costs associated with the NXT Loan in the fourth quarter of 2013.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our remaining real estate asset and related intangible assets to date however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Related-Party Transactions and Agreements
Transactions and Agreements
During the periods presented, we were party to agreements with WIM, Wells Management, and WRES whereby we paid certain fees and expense reimbursements to WIM, Wells Management, and WRES for asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative, and we incurred the related expenses.We terminated our property management agreements with WRES and Wells Management on February 28, 2013 and March 31, 2013, respectively. See Note 4 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 7 to our financial statements included in this report for further explanation. Examples of such commitments and contingencies include:

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

May 15, 2014		/s/ RANDY A. SIMMONS
Randy P. Simmons Principal Financial Officer of Wells Investment Management Company, LLC

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