Form 10-Q
period 2014-06-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2014-08-14
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2014, there were 51,854 shares of investor member interests outstanding.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Although we currently have no outstanding loan obligations, we may utilize debt financing from third parties to fund re-leasing costs, capital expenditures, and operating costs of the property. If we do incur additional debt, our cash from operations would be needed to make debt service payments and, as a result, cash available for engaging in value-enhancing strategies would be reduced.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2013. Wells VAF I's results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $3,037,218 and $2,797,176 as of June 30, 2014 and December 31, 2013, respectively	8,698,315	11,242,771
Intangible lease assets, less accumulated amortization of $1,429,040 and $1,331,490 as of June 30, 2014 and December 31, 2013, respectively	405,333	502,883
Total real estate assets	12,884,083	15,526,089

Cash and cash equivalents	12,025,532	12,048,872
Tenant receivables	329,260	346,732
Other assets	51,564	58,747
Intangible lease origination costs, less accumulated amortization of $881,214 and $824,362 as of June 30, 2014 and December 31, 2013, respectively	217,935	274,787
Deferred leasing costs, less accumulated amortization of $542,048 and $481,457 as of June 30, 2014 and December 31, 2013, respectively	373,644	434,235
Total assets	$25,882,018	$28,689,462

Liabilities:
Accounts payable and accrued expenses	$96,354	$127,467
Due to affiliates	17,684	22,022
Deferred income	114,974	185,881
Intangible lease liabilities, less accumulated amortization of $179,941 and $168,331 as of June 30, 2014 and December 31, 2013, respectively	44,501	56,111
Total liabilities	273,513	391,481

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	25,608,505	28,297,981
Total liabilities and members' capital	$25,882,018	$28,689,462
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$296,195	$313,963	$591,708	$615,412
Tenant reimbursements	263,378	254,117	541,137	496,969
Total revenues	559,573	568,080	1,132,845	1,112,381
Expenses:
Property operating costs	390,506	379,061	835,674	810,904
Asset and property management fees:
Related-party	32,813	32,813	65,625	65,625
Other	15,653	12,730	30,465	26,037
Depreciation	120,021	120,098	240,042	240,041
Amortization	79,677	79,677	159,354	159,354
Impairment loss	2,304,414	—	2,304,414	—
General and administrative expenses	5,762	124,840	186,747	286,766
Total expenses	2,948,846	749,219	3,822,321	1,588,727
Real Estate Operating Loss	(2,389,273)	(181,139)	(2,689,476)	(476,346)

Other Expense:
Interest expense	—	(103,508)	—	(207,016)
Loss from Continuing Operations	(2,389,273)	(284,647)	(2,689,476)	(683,362)

Operating Income from Discontinued Operations	—	72,129	—	67,030
Net Loss	$(2,389,273)	$(212,518)	$(2,689,476)	$(616,332)

Net Loss per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(46.08)	$(5.49)	$(51.87)	$(13.18)
Income from discontinued operations	—	1.39	—	1.29
Net loss per weighted-average share of investor members' interests	$(46.08)	$(4.10)	$(51.87)	$(11.89)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2012	$959,727	51,854	$33,372,316	$34,332,043

Net loss	—	—	(1,034,062)	(1,034,062)
Distributions	—	—	(5,000,000)	(5,000,000)
Members' Capital as of December 31, 2013	959,727	51,854	27,338,254	28,297,981

Net loss	—	—	(2,689,476)	(2,689,476)
Members' Capital as of June 30, 2014	$959,727	51,854	$24,648,778	$25,608,505
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,689,476)	$(616,332)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	240,042	419,861
Amortization of deferred financing costs	—	207,016
Other amortization	203,383	441,877
Impairment loss	2,304,414	—
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	17,472	(22,271)
Decrease in other assets	7,183	122,884
Decrease in accounts payable and accrued expenses	(31,113)	(161,169)
Decrease in due to affiliates	(4,338)	(13,938)
Decrease (increase) in deferred income	(70,907)	133,209
Net cash (used in) provided by operating activities	(23,340)	511,137

Cash Flows from Investing Activities:
Investment in real estate	—	(469,006)
Net (Decrease) Increase in Cash and Cash Equivalents	(23,340)	42,131

Cash and Cash Equivalents, beginning of period	12,048,872	6,586,461
Cash and Cash Equivalents, end of period	$12,025,532	$6,628,592

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$—	$37,590
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (unaudited)

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
Wells VAF I's investment policy included acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on enhancing the value of its remaining building and positioning the remaining property for sale.
During the periods presented, Wells VAF I owned direct interests in the following properties:

	% Leased as of	% Leased as of
	June 30, 2014	June 30, 2013
1. Nathan Lane Building A five-story office building located in Plymouth, Minnesota	45%	45%
2. Commerce Street Building(1) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	—	85%
(1) This building was sold in August 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of Wells VAF I have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X and, in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of WIM, Wells VAF I's manager, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2013.

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
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets that Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the carrying values, management adjusts the carrying value of real estate assets and related intangible assets to their estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

Wells VAF I evaluated the recoverability of the carrying value of the Nathan Lane Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated future undiscounted cash flows expected from the building's operations and disposition, primarily due to management redefining its strategy for this building in the second quarter of 2014. Accordingly, Wells VAF I reduced the carrying value of the Nathan Lane Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $2,304,000 in the second quarter of 2014.

The fair value measurement used in this evaluation of a nonfinancial asset utilizes Level 3 inputs within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that Wells VAF I utilized in its fair value calculat ion includes estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales price. The table below represents the detail of the adjustment recognized during the three and six months ended June 30, 2014 using Level 3 inputs.

Property	Net Book Value (1)	Impairment Loss Recognized	Fair Value
Nathan Lane Building	$16,017,217	$2,304,414	$13,712,803

(1)	Net book value includes the straight-line rent receivable as of June 30, 2014, which is included in tenant receivables in the accompanying balance sheets.

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

Real Estate Held for Sale

Wells VAF I classifies its properties as held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied and Wells VAF I believes it is probable that the disposition will occur within one year. As of June 30, 2014, Wells VAF I did not have any properties classified as held for sale.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of June 30, 2014 and December 31, 2013, Wells VAF I had the following intangible in-place lease assets and liabilities:

	As of June 30, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(286,994)	(1,142,046)	(881,214)	(179,941)
Net	$70,977	$334,356	$217,935	$44,501

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(268,478)	(1,063,012)	(824,362)	(168,331)
Net	$89,493	$413,390	$274,787	$56,111

During the three months and six months ended June 30, 2014 and 2013, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended June 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$9,258	$39,517	$28,426	$5,805
2013	$9,258	$39,517	$28,426	$5,805

For the six months ended June 30:
2014	$18,516	$79,034	$56,852	$11,610
2013	$18,516	$79,034	$56,852	$11,610

The remaining net intangible assets and liabilities balances as of June 30, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$18,516	$79,033	$56,853	$11,608
2015	37,032	158,067	113,705	23,218
2016	15,429	81,558	47,377	9,675
2017	—	15,698	—	—
	$70,977	$334,356	$217,935	$44,501
Weighted-Average Amortization Period	2 years	2 years	2 years	2 years

Other Assets
Other assets are comprised of prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of June 30, 2014 and December 31, 2013.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent  strategic shifts that have (or will have) a major effect on the entity’s operations and financial results.  ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015.Wells VAF I expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three months and six months ended June 30, 2014 and 2013, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Asset management fees(1)	$32,813	$53,813	$65,625	$107,625
Administrative reimbursements(1)(2)	(40,144)	70,282	54,935	148,219
Property management fees(1)	—	—	—	9,803
Total	$(7,331)	$124,095	$120,560	$265,647

(1)	Asset management fees, administrative reimbursements, and property management fees are expensed as incurred.

(2)	Administrative reimbursements are included in general and administrative expenses in the statements of operations.
Due to Affiliates
As of June 30, 2014 and December 31, 2013, due to affiliates was comprised of the following items:

	June 30, 2014	December 31, 2013
Asset management fees	$10,938	$—
Administrative reimbursements and bill-backs	6,746	22,022
	$17,684	$22,022
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
WIM and Wells Management are owned and controlled by Wells Real Estate Funds ("WREF"). The operations of Wells Capital, Inc. ("Wells Capital"), WIM, Wells Management and their affiliates represent substantially all of the business of WREF. Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of June 30, 2014, however, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$473,566	$—	$949,067
Tenant reimbursements	—	65,217	—	129,035
Total revenues	—	538,783	—	1,078,102

Expenses:
Property operating costs	—	233,542	—	491,202
Asset and property management fees:
Related-party	—	21,000	—	51,803
Other	—	12,675	—	12,675
Depreciation	—	91,128	—	179,820
Amortization	—	99,565	—	239,188
General and administrative expenses	—	8,744	—	36,384
Total expenses	—	466,654	—	1,011,072
Operating Income from Discontinued Operations	$—	$72,129	$—	$67,030

7.	COMMITMENTS AND CONTINGENCIES
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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on positioning our remaining property for sale; however, we will evaluate offers to sell our remaining property on an as-is basis. The current economic conditions and their impact on office market conditions have required that we extend our projected fund life into 2014 in order to potentially achieve better disposition pricing for our investor members. As of July 31, 2014, we owned an interest in one remaining property.
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
Short-Term Liquidity and Capital Resources
During the six months ended June 30, 2014, net operating cash outflows were approximately $23,000, primarily due to the vacant space at the Nathan Lane Building. Operating cash outflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
We expect to utilize the residual cash balance on hand as of June 30, 2014 of approximately $12.0 million to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at the Nathan Lane Building. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining property, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.
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
Results of Operations
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2014
Rental income and tenant reimbursements remained relatively stable at $313,963 and $254,117, respectively, for the three months ended June 30, 2013 and $296,195 and $263,378, respectively, for the three months ended June 30, 2014. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a relatively similar level as compared to the three months ended June 30, 2014.
Property operating costs remained relatively stable at $379,061 for the three months ended June 30, 2013 and $390,506 for the three months ended June 30, 2014. Absent any leasing activity, we expect future property operating costs to remain at a similar level as compared to the three months ended June 30, 2014.
Asset and property management fees remained relatively stable at $45,543 for the three months ended June 30, 2013 and $48,466 for the three months ended June 30, 2014. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the three months ended June 30, 2014.
Depreciation expense remained relatively stable at $120,098 for the three months ended June 30, 2013 and $120,021 for the three months ended June 30, 2014. Absent leasing activity, we expect future depreciation expense to remain at a similar level, as compared to the three months ended June 30, 2014.

Amortization expense remained the same at $79,677 for the three months ended June 30, 2013 and 2014. Absent leasing activity, we expect future amortization expense to remain at a similar level.

Impairment loss increased from $0 for the three months ended June 30, 2013 to $2,304,414 for the three months ended June 30, 2014 as a result of recognizing an impairment loss on the Nathan Lane Building due to management redefining its strategy for this building in the second quarter of 2014.

General and administrative expenses decreased from $124,840 for the three months ended June 30, 2013 to $5,762 for the three months ended June 30, 2014 primarily due to a decrease in administrative reimbursements and administrative costs allocated to Wells VAF I. The three months ended June 30, 2014 reflect an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to Wells VAF I as compared to the three months ended June 30, 2014.

Interest expense decreased from $103,508 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014 due to amortizing the remaining financing costs associated with the NXT Loan. We expect future interest expense to remain at a similar level, as compared to the second quarter of 2014.
Our income from discontinued operations decreased from $72,129 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014, as a result of the sale of the Commerce Street Building in the third quarter of 2013.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2014
Rental income and tenant reimbursements remained relatively stable at $615,412 and $496,969, respectively, for the six months ended June 30, 2013 and $591,708 and $541,137, respectively, for the six months ended June 30, 2014. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a relatively similar level as compared to the six months ended June 30, 2014.

Property operating costs remained relatively stable at $810,904 for the six months ended June 30, 2013 and $835,674 for the six months ended June 30, 2014. Absent any leasing activity, we expect future property operating costs to remain at a similar level, as compared to the six months ended June 30, 2014.
Asset and property management fees remained relatively stable at $91,662 for the six months ended June 30, 2013 and $96,090 for the six months ended June 30, 2014. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the six months ended June 30, 2014.
Depreciation expense remained relatively stable at $240,041 for the six months ended June 30, 2013 and $240,042 for the six months ended June 30, 2014. Absent leasing activity, we expect future depreciation expense to remain at a similar level, as compared to the six months ended June 30, 2014.

Amortization expense remained the same at $159,354 for the six months ended June 30, 2013 and 2014. Absent leasing activity, we expect future amortization expense to remain at a similar level.

Impairment loss increased from $0 for the six months ended June 30, 2013 to $2,304,414 for the six months ended June 30, 2014 as a result of recognizing an impairment loss on the Nathan Lane Building due to management redefining its strategy for this building in the second quarter of 2014.

General and administrative expenses decreased from $286,766 for the six months ended June 30, 2013 to $186,747 for the six months ended June 30, 2014 primarily due to a decrease in administrative reimbursements and administrative costs allocated to Wells VAF I. The decrease reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to Wells VAF I.

Interest expense decreased from $207,016 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014 due to amortizing the remaining financing costs associated with the NXT Loan. We expect future interest expense to remain at a similar level, as compared to the six months ended June 30, 2014.
Our income from discontinued operations decreased from $67,030 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014, as a result of the sale of the Commerce Street Building in the third quarter of 2013.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets which Wells VAF I owns may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale; do not exceed the carrying values, we adjust the carrying value of real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
In the second quarter of 2014, we recorded an impairment loss on the Nathan Lane Building of approximately $2,304,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows based on management redefining its strategy for this building in the second quarter of 2014.
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
Related-Party Transactions and Agreements
Transactions and Agreements
During the periods presented, we were party to agreements with WIM, Wells Management, and WRES whereby we paid certain fees and expense reimbursements to WIM, Wells Management, and WRES for asset management fees; property management fees; administrative services relating to accounting, portfolio management, and other general and administrative costs. We terminated our property management agreements with WRES and Wells Management on February 28, 2013 and March 31, 2013, respectively. See Note 4 to our financial statements included in this report for a description of these fees and reimbursements and amounts incurred.
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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

August 14, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons Principal Financial Officer of Wells Investment Management Company, LLC

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