Form 10-Q
period 2014-09-30
WELLS MID-HORIZON VALUE-ADDED FUND I LLC
filed 2014-11-13
CIK 1374694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2014, there were 51,854 shares of investor member interests outstanding.

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
The information presented in Wells VAF I's accompanying balance sheets and statements of operations, members' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying financial statements should be read in conjunction with the notes to Wells VAF I's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and in Wells VAF I's Annual Report on Form 10-K for the year ended December 31, 2013. Wells VAF I's results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Real estate, at cost:
Land	$3,780,435	$3,780,435
Building and improvements, less accumulated depreciation of $3,139,329 and $2,797,176 as of September 30, 2014 and December 31, 2013, respectively	8,596,204	11,242,771
Intangible lease assets, less accumulated amortization of $1,477,814 and $1,331,490 as of September 30, 2014 and December 31, 2013, respectively	356,559	502,883
Total real estate assets	12,733,198	15,526,089

Cash and cash equivalents	12,315,141	12,048,872
Tenant receivables	332,776	346,732
Other assets	53,081	58,747
Intangible lease origination costs, less accumulated amortization of $909,641 and $824,362 as of September 30, 2014 and December 31, 2013, respectively	189,508	274,787
Deferred leasing costs, less accumulated amortization of $572,343 and $481,457 as of September 30, 2014 and December 31, 2013, respectively	343,349	434,235
Total assets	$25,967,053	$28,689,462

Liabilities:
Accounts payable and accrued expenses	$230,223	$127,467
Due to affiliates	5,980	22,022
Deferred income	238,951	185,881
Intangible lease liabilities, less accumulated amortization of $185,745 and $168,331 as of September 30, 2014 and December 31, 2013, respectively	38,697	56,111
Total liabilities	513,851	391,481

Commitments and Contingencies

Members' Capital:
Member Shares, $1,000 par value; 150,000 shares authorized; 51,854 shares issued and outstanding	25,453,202	28,297,981
Total liabilities and members' capital	$25,967,053	$28,689,462
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$296,806	$314,464	$888,514	$929,876
Tenant reimbursements	265,953	286,440	807,090	783,409
Total revenues	562,759	600,904	1,695,604	1,713,285
Expenses:
Property operating costs	411,918	455,740	1,247,591	1,266,645
Asset and property management fees:
Related-party	32,813	32,813	98,438	98,438
Other	14,892	14,479	45,356	40,515
Depreciation	102,111	120,021	342,153	360,062
Amortization	79,677	79,677	239,031	239,031
Impairment loss	—	—	2,304,414	—
General and administrative expenses	76,652	85,147	263,400	371,913
Total expenses	718,063	787,877	4,540,383	2,376,604
Real Estate Operating Loss	(155,304)	(186,973)	(2,844,779)	(663,319)

Other Expense:
Interest expense	—	(103,507)	—	(310,523)
Loss from Continuing Operations	(155,304)	(290,480)	(2,844,779)	(973,842)

Discontinued Operations:
Operating income (loss)	—	(38,476)	—	28,554
Gain on disposition	—	267,767	—	267,767
Income from Discontinued Operations	—	229,291	—	296,321
Net Loss	$(155,304)	$(61,189)	$(2,844,779)	$(677,521)

Net Loss per Weighted-Average Share of Investor Members' Interests
Loss from continuing operations	$(3.00)	$(5.60)	$(54.86)	$(18.78)
Income from discontinued operations	—	4.42	—	5.71
Net loss per weighted-average share of investor members' interests	$(3.00)	$(1.18)	$(54.86)	$(13.07)

Weighted-Average Shares of Investor Members' Interests Outstanding	51,854	51,854	51,854	51,854
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF MEMBERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Sponsoring Member	Investor Members' Interests		Total Members' Capital
		Shares	Amount
Members' Capital as of December 31, 2012	$959,727	51,854	$33,372,316	$34,332,043

Net loss	—	—	(1,034,062)	(1,034,062)
Distributions	—	—	(5,000,000)	(5,000,000)
Members' Capital as of December 31, 2013	959,727	51,854	27,338,254	28,297,981

Net loss	—	—	(2,844,779)	(2,844,779)
Members' Capital as of September 30, 2014	$959,727	51,854	$24,493,475	$25,453,202
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,844,779)	$(677,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition	—	(267,767)
Depreciation	342,153	562,083
Amortization of deferred financing costs	—	310,523
Other amortization	305,075	554,931
Impairment loss	2,304,414	—
Changes in assets and liabilities:
Decrease in tenant receivables	13,956	90,370
Decrease in other assets	5,666	43,386
Increase (decrease) in accounts payable and accrued expenses	102,756	(134,897)
Decrease in due to affiliates	(16,042)	(17,607)
Increase (decrease) in deferred income	53,070	(25,493)
Net cash provided by operating activities	266,269	438,008

Cash Flows from Investing Activities:
Net proceeds from sale of real estate	—	10,843,518
Investment in real estate	—	(1,108,795)
Net cash provided by investing activities	—	9,734,723
Net Increase in Cash and Cash Equivalents	266,269	10,172,731

Cash and Cash Equivalents, beginning of period	12,048,872	6,586,461
Cash and Cash Equivalents, end of period	$12,315,141	$16,759,192

Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions Payable	$—	$5,000,000
See accompanying notes.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (unaudited)

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
Wells VAF I's investment policy included acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above market rates, and/or benefiting from favorable market conditions. Wells VAF I does not expect to make any additional investments in the future and its current focus is on the sale of its remaining property.
During the periods presented, Wells VAF I owned direct interests in the following properties:

	% Leased as of	% Leased as of
	September 30, 2014	September 30, 2013
1. Nathan Lane Building(1) A five-story office building located in Plymouth, Minnesota	45%	45%
2. Commerce Street Building(2) A four-story office building and two floors of a parking deck located in Nashville, Tennessee	—	—
(1) On October 27, 2014, we entered into an agreement to sell this building to an unaffiliated third party.
(2) This building was sold in August 2013.

On October 27, 2014, Wells VAF I entered into a purchase and sale agreement to sell the Nathan Lane Building for $15,500,000, exclusive of closing costs. Although the sale of the Nathan Lane Building is subject to various conditions as set forth in the purchase and sale agreement and Wells VAF I cannot guarantee that the sale of the Nathan Lane Building will ultimately be consummated, Wells VAF I expects the sale to close in December 2014. Upon the sale of the Nathan Lane Building, Wells VAF I would have no more property interests. In such an event, Wells VAF I would commence the process of dissolving pursuant to the terms of its operating agreement with the intention of making liquidating distributions to the investor members during the first quarter of 2015.

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

Wells VAF I has evaluated the recoverability of the carrying value of the Nathan Lane Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated future undiscounted cash flows expected from the building's operations and disposition, primarily due to management redefining its strategy for this building in the second quarter of 2014. Accordingly, Wells VAF I reduced the carrying value of the Nathan Lane Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $2,304,000 in the second quarter of 2014.

The fair value measurement used in this evaluation of a nonfinancial asset utilizes Level 3 inputs within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that Wells VAF I utilized in its fair value calculation includes estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales price. The table below represents the detail of the adjustment recognized during the nine months ended September 30, 2014 using Level 3 inputs.

Property	Net Book Value as of June 30, 2014 (1)	Impairment Loss Recognized	Fair Value as of June 30, 2014
Nathan Lane Building	$16,017,217	$2,304,414	$13,712,803

(1)	Net book value included the straight-line rent receivable as of June 30, 2014, the date of impairment, which is included in tenant receivables in the accompanying balance sheets.

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

Real Estate Held for Sale

Wells VAF I classifies its properties as held for sale when it has entered into a contract to sell the property, all material due diligence requirements have been satisfied and Wells VAF I believes it is probable that the disposition will occur within one year. As of September 30, 2014, Wells VAF I did not have any properties classified as held for sale. However, on October 27, 2014, Wells VAF I entered into an agreement for the sale of the Nathan Lane Building.

Intangible Assets and Liabilities Arising from In-Place Leases where Wells VAF I is the Lessor

As of September 30, 2014 and December 31, 2013, Wells VAF I had the following intangible in-place lease assets and liabilities:

	As of September 30, 2014
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(296,252)	(1,181,562)	(909,641)	(185,745)
Net	$61,719	$294,840	$189,508	$38,697

	As of December 31, 2013
	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$357,971	$1,476,402	$1,099,149	$224,442
Accumulated Amortization	(268,478)	(1,063,012)	(824,362)	(168,331)
Net	$89,493	$413,390	$274,787	$56,111
During the three and nine months ended September 30, 2014 and 2013, Wells VAF I recognized the following amortization of acquired intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the three months ended September 30:	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$9,258	$39,516	$28,427	$5,804
2013	$9,258	$39,515	$28,427	$5,805

For the nine months ended September 30:
2014	$27,774	$118,550	$85,279	$17,414
2013	$27,774	$118,549	$85,279	$17,415
The remaining net intangible assets and liabilities balances as of September 30, 2014 will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31,	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$9,258	$39,517	$28,426	$5,804
2015	37,032	158,067	113,705	23,218
2016	15,429	81,558	47,377	9,675
2017	—	15,698	—	—
	$61,719	$294,840	$189,508	$38,697
Weighted-Average Amortization Period	2 years	2 years	2 years	2 years

Other Assets
Other assets are comprised of prepaid taxes, prepaid insurance, and nontenant receivables. Prepaid expenses and other assets will be expensed as incurred. Management assesses the collectability of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of September 30, 2014 and December 31, 2013.
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
Recent Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent  strategic shifts that have (or will have) a major effect on the entity’s operations and financial results.  ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015.Wells VAF I expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue guidance in GAAP when it becomes effective. ASU 2014-09 will be effective for Wells VAF I the period beginning on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Wells VAF I is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements or disclosures. Wells VAF I has not yet selected a transition method nor have we determined the effect of the ASU 2014-09 on our ongoing financial reporting.
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

4.        RELATED-PARTY TRANSACTIONS
Advisory Agreement
On September 15, 2005, Wells VAF I entered into the Advisory Agreement with WIM. Pursuant to the Advisory Agreement, WIM is entitled to specified fees for certain services, including, but not limited to, the investment of offering proceeds in real estate projects, sales of properties, and management of day-to-day operations. The Advisory Agreement has a one-year term and is subject to an unlimited number of successive one-year renewals upon the consent of the parties. Effective September 15, 2014, the Advisory Agreement was renewed for a one-year term through September 14, 2015 upon terms identical to those in effect through September 14, 2014. Wells VAF I may terminate the Advisory Agreement upon 60 days' written notice without cause or penalty. If Wells VAF I terminates the Advisory Agreement, Wells VAF I will pay WIM all unpaid reimbursements of expenses and all earned but unpaid fees. The negotiations of the Advisory Agreement were not at arm's length, and Wells VAF I will pay certain prescribed fees to WIM and its affiliates regardless of the quality of its services.
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

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells VAF I incurred the following related-party costs for the three and nine months ended September 30, 2014 and 2013, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Asset management fees(1)	$32,813	$46,813	$98,438	$154,438
Administrative reimbursements(1)(2)	18,533	63,842	73,468	212,061
Disposition fees(1)	—	28,000	—	28,000
Property management fees(1)	—	—	—	9,803
Total	$51,346	$138,655	$171,906	$404,302

(1)	Asset management fees, administrative reimbursements, disposition fees and property management fees are expensed as incurred.

(2)	Administrative reimbursements are included in general and administrative expenses in the statements of operations.
Due to Affiliates
As of September 30, 2014 and December 31, 2013, due to affiliates was comprised of administrative reimbursements and bill-backs due to WIM. WIM's affiliates pay for certain expenses of Wells VAF I directly and invoice Wells VAF I for reimbursement thereof on a quarterly basis. Amounts for these reimbursements are included in the aforementioned administrative reimbursements.
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
WIM and Wells Management are owned and controlled by Wells Real Estate Funds ("WREF"). The operations of Wells Capital, Inc. ("Wells Capital"), WIM, Wells Management and their affiliates represent substantially all of the business of WREF. Accordingly, Wells VAF I focuses on the financial condition of WREF when assessing the financial condition of WIM and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells VAF I might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of September 30, 2014, however, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014		2013
Revenues:
Rental income	$—	$157,349	$—		$1,106,417
Tenant reimbursements	—	(49,261)	—		79,774
Total revenues	—	108,088	—		1,186,191

Expenses:
Property operating costs	—	95,932	—		587,134
Asset and property management fees:
Related-party	—	14,000	—		65,803
Other	—	—	—		12,675
Depreciation	—	22,201	—		202,021
Amortization	—	6,476	—		245,664
General and administrative expenses	—	7,955	—		44,340
Total expenses	—	146,564	—		1,157,637
Operating Income (loss)	—	(38,476)	—		28,554
Gain on disposition	—	267,767	—	—	267,767
Income from Discontinued Operations	$—	$229,291	$—		$296,321
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

8.	SUBSEQUENT EVENT
On October 27, 2014, we entered into a purchase and sale agreement to sell the Nathan Lane Building to Interstate Partners II, LLC, an unaffiliated third party, for a gross sales price of $15,500,000, exclusive of closing costs. We expect the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed.

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
Overview
We were formed on July 15, 2005 for the purpose of acquiring, developing, owning, operating, and improving or otherwise enhancing income-producing commercial properties. Our investment strategy includes, but is not limited to, acquiring properties with opportunities for value enhancement related to leasing or re-leasing available space, renovating or redeveloping properties, entering into leases with sub-investment-grade tenants at above-market rates and/or benefiting from favorable market conditions. We are externally advised and managed by WIM. In June 2006, we commenced active operations upon receiving the minimum proceeds in our private placement offering of investor member interests, which offering raised approximately $51,854,000 in gross proceeds prior to its termination in September 2008. We do not expect to make any additional investments in the future, and our current focus is on positioning our remaining property for sale; however, we will evaluate offers to sell our remaining property on an as-is basis. The current economic conditions and their impact on office market conditions have required that we extend our projected fund life into 2014 in order to potentially achieve better disposition pricing for our investor members. As of October 31, 2014, we owned an interest in one remaining property. However, on October 27, 2014, we entered into a purchase and sale agreement to sell the Nathan Lane Building for $15,500,000. Although the sale of the Nathan Lane Building is subject to various conditions as set forth in the purchase and sale agreement and we cannot guarantee that the sale of the Nathan Lane Building will ultimately be consummated, we expect the sale to close in December 2014. Upon the sale of the Nathan Lane Building, we would have no more property interests. In such an event, we would commence the process of dissolving pursuant to the terms of our operating agreement with the intention of making liquidating distributions to our investor members during the first quarter of 2015.
Portfolio Overview
Summary information relating to our properties owned during the periods discussed is presented below:

•
The Nathan Lane Building is a five-story office building located in Plymouth, Minnesota, that was acquired in September 2006 and is currently approximately 45% leased to two tenants, Brocade Communications Systems, Inc. and Stanley Convergent Security Solutions, Inc. On October 27, 2014, we entered into an agreement to sell this building to an unaffiliated third party.

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
To the extent that we are not successful in completing the sale of our remaining property, our most significant risks and challenges include (i) re-leasing vacant space and space that may become vacant upon the expiration of our current leases at our remaining property in order to achieve better disposition pricing for our investor members and (ii) funding our portfolio level general and administrative expenses from the operating cash flow of our remaining property.
Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2014, we generated net operating cash flows of approximately $0.3 million. Operating cash inflows reflect receipts of rental payments and tenant reimbursements, less payments for property operating costs, asset and property management fees, and general and administrative expenses.
We expect to utilize the residual cash balance on hand as of September 30, 2014 of approximately $12.3 million to satisfy current liabilities and to fund anticipated re-leasing costs and capital expenditures at the Nathan Lane Building in the event that we are not successful in completing the anticipated sale. Future distributions paid to our investor members will be largely dependent on the amount of cash generated from our operating activities, our expectations of future cash flows, net proceeds from the sale of our remaining property, and our determination of near-term cash needs for capital improvements and tenant re-leasing costs.

Long-Term Liquidity and Capital Resources
We expect that our primary sources of capital over the long term will include proceeds from net cash flows from operations and net proceeds received from the sale of our remaining property.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used for reserves for certain capital expenditures such as re-leasing costs and capital improvements. To the extent that we do not sell the Nathan Lane Building and it continues to remain partially vacant, property operating expenses and asset and property management fees may continue to reduce our cash flow from operating activities.
Results of Operations
Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2014
Rental income and tenant reimbursements remained relatively stable at $314,464 and $286,440, respectively, for the three months ended September 30, 2013 and $296,806 and $265,953, respectively, for the three months ended September 30, 2014. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a relatively similar level as compared to the three months ended September 30, 2014.
Property operating costs remained relatively stable at $455,740 for the three months ended September 30, 2013 and $411,918 for the three months ended September 30, 2014. Absent any leasing activity, we expect future property operating costs to remain at a similar level as compared to the three months ended September 30, 2014.
Asset and property management fees remained relatively stable at $47,292 for the three months ended September 30, 2013 and $47,705 for the three months ended September 30, 2014. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the three months ended September 30, 2014.
Depreciation expense decreased from $120,021 for the three months ended September 30, 2013 to $102,111 for the three months ended September 30, 2014 as a result of recognizing an impairment loss on the Nathan Lane Building due to management redefining its strategy for this building in the second quarter of 2014. Absent leasing activity, we expect future depreciation expense to remain at a similar level, as compared to the three months ended September 30, 2014.

Amortization expense remained the same at $79,677 for the three months ended September 30, 2013 and 2014. Absent leasing activity, we expect future amortization expense to remain at a similar level.

General and administrative expenses decreased from $85,147 for the three months ended September 30, 2013 to $76,652 for the three months ended September 30, 2014 primarily due to a decrease in administrative reimbursements and administrative costs allocated to Wells VAF I. The decrease reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to Wells VAF I as compared to the three months ended September 30, 2014.

Interest expense decreased from $103,507 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014 due to amortizing the remaining financing costs associated with the NXT Loan. We expect future interest expense to remain at a similar level, as compared to the three months ended September 30, 2014.
Our income from discontinued operations decreased from $229,291 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014, as a result of the sale of the Commerce Street Building in the third quarter of 2013.
Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2014
Rental income and tenant reimbursements remained relatively stable at $929,876 and $783,409, respectively, for the nine months ended September 30, 2013 and $888,514 and $807,090, respectively, for the nine months ended September 30, 2014. Absent any leasing activity, we expect future rental income and tenant reimbursements to remain at a relatively similar level as compared to the nine months ended September 30, 2014.
Property operating costs remained relatively stable at $1,266,645 for the nine months ended September 30, 2013 and $1,247,591 for the nine months ended September 30, 2014. Absent any leasing activity, we expect future property operating costs to remain at a similar level, as compared to the nine months ended September 30, 2014.

Asset and property management fees remained relatively stable at $138,953 for the nine months ended September 30, 2013 and $143,794 for the nine months ended September 30, 2014. Asset management fees are incurred as a percentage of our gross asset value. We expect future asset and property management fees to remain at a similar level, as compared to the nine months ended September 30, 2014.
Depreciation expense remained relatively stable at $360,062 for the nine months ended September 30, 2013 and $342,153 for the nine months ended September 30, 2014. Absent leasing activity, we expect future depreciation expense to decrease, as compared to the nine months ended September 30, 2014, as a result of recognizing an impairment loss on the Nathan Lane Building due to management redefining its strategy for this building in the second quarter of 2014.

Amortization expense remained the same at $239,031 for the nine months ended September 30, 2013 and 2014. Absent leasing activity, we expect future amortization expense to remain at a similar level.

Impairment loss increased from $0 for the nine months ended September 30, 2013 to $2,304,414 for the nine months ended September 30, 2014 as a result of recognizing an impairment loss on the Nathan Lane Building due to management redefining its strategy for this building in the second quarter of 2014.

General and administrative expenses decreased from $371,913 for the nine months ended September 30, 2013 to $263,400 for the nine months ended September 30, 2014 primarily due to a decrease in administrative reimbursements and administrative costs allocated to Wells VAF I. The decrease reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to Wells VAF I.

Interest expense decreased from $310,523 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014 due to amortizing the remaining financing costs associated with the NXT Loan during 2013. We expect future interest expense to remain at a similar level, as compared to the nine months ended September 30, 2014.
Our income from discontinued operations decreased from $296,321 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014, as a result of the sale of the Commerce Street Building in the third quarter of 2013.
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
In the second quarter of 2014, we recorded an impairment loss on the Nathan Lane Building of approximately $2,304,000 to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows due to management redefining its strategy for this building in the second quarter of 2014.
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

Subsequent Event
On October 27, 2014, we entered into a purchase and sale agreement to sell the Nathan Lane Building to Interstate Partners II, LLC, an unaffiliated third party, for a gross sales price of $15,500,000, exclusive of closing costs. We expect the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
Wells VAF I has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLS MID-HORIZON VALUE-ADDED FUND I, LLC (Registrant)

	By:	WELLS INVESTMENT MANAGEMENT COMPANY, LLC (Manager)

November 13, 2014		/s/ RANDY A. SIMMONS
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